Form 10-K
period 2009-12-31
TK Star Design, Inc.
filed 2010-08-05
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-156457

TK Star Design, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	04-3626788
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

220 Dupont Avenue Newburgh, New York	12540
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number 845-591-5467

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

*Issuer’s Form S-1 Registration Statement was declared effective by the SEC on February 10, 2009 and this is the first report required to be filed which should have been filed by May 11, 2009 in accordance with Rule 15d-2 Special Financial Report.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of July 23, 2010 is 11,250,600 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere although a trading symbol (TKSZ) was assigned by FINRA on May 7, 2009 (which symbol was assigned an “E” for failure to timely file reports with the SEC and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2009, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

BUSINESS

TK Star Design, Inc. was founded as an unincorporated business entity by our President, Thomas P. Kinney in 1980 and became a corporation under the laws of the State of Nevada on November 3, 2008.

Initially, we designed and manufactured customized heavy duty weight equipment for commercial gyms and college athletic programs. Over the years, our competitors sent an increasing portion of their manufacturing to China which made it difficult for us to compete on a price basis. By 2003, we discontinued our design and manufacturing efforts. We currently limit our activities to repairing, maintaining and servicing metal gym and heavy duty weight equipment for commercial gyms and health club facilities located in the Metropolitan New York Area.

Commercial gyms generally want damaged gym equipment to be fixed quickly to minimize out of service time. They often will engage us to make repairs, even if equipment is covered by a manufacturer’s warranty. We repair most types of commercial gym equipment, but tend to avoid work on exercise equipment that makes extensive use of cables or pulleys.

On occasion, we will agree to fix damages to a gym facility, such as handrails and banisters, itself while we are at the premises.

Mr. Kinney does most of the repairs himself. If necessary, he will also use an independent contractor to assist him with certain repairs. In general, we charge customers rates ranging from $100 to $150 per hour or $500 for half a day depending on the nature and complexity of the job required. We request cash payments from new customers but accept payment terms of 30 to 45 days for established customers.

We maintain liability insurance of $2,000,000 but have had no litigation against us.

We do all of our work in the Metropolitan New York Area. Most of our work is referred to us by other customers and word-of-mouth. We do limited advertising.

A significant portion of our revenues (86.6% in 2008, and 100% in 2007) has been derived from sales to one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court in early 2009. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. During 2008, we did not recognize revenue aggregating $16,230 that related to such bankruptcy issues. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

Competition

Competition comes from numerous sources. Some gyms use manufacturer warranties instead of engaging us. Other gyms use general handymen for easier repairs.

We compete in the marketplace by agreeing to quick turnaround times with repairs being performed at the customer facilities.

We cannot offer any assurances that our competitive strategy will be successful in the future.

Intellectual Property

We have no patents or trademarks.

Employees

At July 23, 2010, we had one employee, Thomas P. Kinney, our chief executive officer, who devotes fulltime to us. Compensation paid to Mr. Kinney includes the cost of him using his own equipment to make repairs and his own truck for traveling to customers. There is no written employment contract or agreement.

Item 1A.

RISK FACTORS

Risks Related to the Business

1.

Our auditors’ report on our financial statements contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. Absent a source of financial resources, we will be unable to undertake programs designed to expand our business.

Our auditors’ report on our financial statements contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. TK Star has limited financial resources and has not established a source of equity or debt financing. In addition, TK Star had negative working capital at December 31, 2009 of $54,283.

If we are unable to generate additional revenue or obtain financing or if the financing we do obtain is insufficient, we will be unable to expand our operations. To date, no TK Star officer, director, affiliate or associate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction referred to herein or otherwise.

2.

TK Star is and will continue to be completely dependent on the services of our founder and president, Thomas P. Kinney, the loss of whose services would likely cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

TK Star’s operations and business strategy are completely dependent upon the knowledge and reputation of Thomas P. Kinney. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason or if he becomes ill and is unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Kinney or an appropriate replacement(s).

We intend to acquire key-man life insurance on the life of Mr. Kinney naming us as the beneficiary when and if we obtain the resources to do so and assuming he is insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

A substantial portion of our revenues have been derived from services to one unrelated customer that recently was in Chapter 11 Bankruptcy.

A significant portion of our revenues (100% in 2009 and 86.6% in 2008) was derived from sales to one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. During 2008, we did not recognize revenue aggregating $16,230 that related to such bankruptcy issues. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

4.

Thomas P. Kinney, our chief executive officer and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis is dependent to a significant degree upon others.

Thomas P. Kinney has no meaningful financial reporting education or experience. He is and will continue to be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and timely. We were delinquent in filing all of our periodic reports that relate to periods beginning on December 31, 2008.

5.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce or eliminate our ability to earn a profit.

We are required (commencing February 10, 2009, the effective date of our Registration Statement) to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

We currently have only one employee which is not a sufficient number of employees to segregate responsibilities. We may be unable to afford the cost of increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain adequate internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

6.

Having only two directors limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues. In addition, a tie vote of board members is decided in favor of the chairman, which gives him significant control over all corporate issues.

Until we have a larger board of directors that would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

7.

Mr. Kinney, our president, has made all decisions concerning his compensation.

There is no employment contract with Mr. Kinney at this time. Nor are there any agreements for compensation in the future. Mr. Kinney’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation. He will continue making decisions about the timing and amount of his compensation until we have a sufficient number of directors to establish a compensation committee of the board of directors. Mr. Kinney’s decisions about his compensation may not be in the best interests of other shareholders.

Risks Related to Our Common Stock

8.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (87,750,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material.

9.

The interests of shareholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance existing management’s ability to maintain control of our Company.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (87,750,000) common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other shareholders. Our ability to issue shares without shareholder approval serves to enhance existing management’s ability to maintain control of our Company.

10.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we may be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

11.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no (and never has been any) established public market whatsoever for our securities, notwithstanding the fact that a trading symbol (TKSZ) was assigned (on May 7, 2009) to our common stock by FINRA (and subsequently OTCBB quoting and trading privilege were lost for failure to file timely this Form 10-K and other required periodic filings). There can be no assurances as to whether:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of TK Star and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of our securities many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions. See Risk Factor No. 12 below.

12.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA if we become current in our reporting requirements and a Broker/Dealer has filed a short form Rule 211 application with FINRA which is accepted by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

 Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Additionally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities commence trading. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

13.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

14.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We intend to apply for listing in Mergent, Inc, a leading provider of business and financial information on public companies, which, once published, will provide us with “manual” trading exemptions in 33 states as indicated in CCH Blue Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.” We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

15.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

16.

The 1,746,100 shares of our common stock that we registered on our Form S-1 Registration Statement as effective February 10, 2009 may be sold by our stockholders. A significant volume of sales of these shares over a short or concentrated period of time is likely to depress the market for and price of our shares in any market that may develop.

The 1,746,000 shares of our common stock held by 40 shareholders have been registered and may be sold either at once and/or over a period of time. These sales may take place because all of these shares of common stock have been registered and, accordingly, reliance upon Rule 144 is not necessary nor is it available to our President who is considered to be an underwriter. The ability to sell these shares of common stock and/or the sale thereof reduces the likelihood of the establishment and/or maintenance of an orderly trading market for our shares at any time in the near future.

17.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president beneficially owns approximately 93.3% of our outstanding common stock. Because of his beneficial stock ownership, our president is in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

18.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

19.

Because we are not yet subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

20.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying. However, OTCBB quoting and trading privileges for our common stock were lost because of our failure to file timely our required periodic filings

Except during the year that our registration statement became effective (2009), these reporting obligations are automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this occurs after the year in which our registration statement becomes effective, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted. We are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 220 Dupont Avenue, Newburgh, NY 12540. The space is provided to us by our President, Mr. Kinney, at a cost of $150 per month. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to the reporting requirements of the Securities Exchange Act, as amended, on February 10, 2009. There is no current trading market for the shares of our common stock. On May 12, 2009, we received an OTCBB Delinquency Notification which advised us that, pursuant to NASD Rule 650, unless the delinquency (failure to file 10-K for December 31, 2008) was cured by June 11, 2009, our securities would not be eligible for OTCBB quotation. The delinquency was not cured by that date. We are currently in the process of preparing and filing all delinquent periodic filings required under the Securities Exchange Act of 1934, as amended. When and if we are current with all required periodic filings, we will seek a broker-dealer to make the necessary 211 filings to permit our common stock to be quoted on the OTCBB. We cannot predict the likelihood of finding a broker-dealer to make the filing or, if the filing is made, the likelihood of FINRA permitting our shares of common stock to be quoted on the OTCBB.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on July 23, 2010, there were 40 stockholders of record of our common stock, and 11,250,000 shares were issued and outstanding.

Of the total outstanding shares, an aggregate of 10,500,000 shares were issued to Thomas P. Kinney, our Chief Executive Officer, upon our incorporation in Nevada in November 2008 in exchange for the operating business and assets of TK Star Design, an unincorporated business. The newly-issued shares were recorded to reflect the $.001 par value.

Also in November 2008, 750,000 common were issued to 39 shareholders at $.001 per share for $750 in cash.

No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend, and stop transfer instructions are noted on the stock transfer records of our Company

The foregoing issuances of securities were affected in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, (the “Act”) as amended.

The Company has never repurchased any of its equity securities.

Item 6

SELECTED FINANCIAL DATA

December 31,
	2009	2008
Total assets	$ 29,541	$ 5,037
Total liabilities	$ 83,824	$ 14,915
Stockholders’ deficit	$ (45,959)	$ (9,878)

		Year Ended December 31,
	2009	2008	2007
Total revenues	$ 146,183	$ 90,736	$ 53,396
Net loss	$ (44,405)	$ (18,305)	$ (2,823)

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain matters discussed in this annual report on Form 10-K are forward-looking statements. Such forward-looking statements contained in this annual report involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties and related parties,

•

the dependence of our future success on the general economy,

•

any possible financing

•

the adequacy of our cash resources and working capital, and

•

any other factors identified in our filings with the SEC, press releases and other public communications.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning. Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Form 10-K. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

A summary of our operations follows for the years ended December 31, 2009 and 2008 follows:

	Year ended December 31, 2009	Year ended December 31, 2008

REVENUES	$146,183	$90,736

OPERATING EXPENSES
General and administrative	7,909	415
Compensation	179,953	92,396
Bad debt expense	2,726	16,230
TOTAL OPERATING EXPENSES	190,588	109,041

LOSS FROM OPERATIONS	$(44,405)	$(18,305)

Revenues - One unrelated customer comprised 100% of our revenues in 2009 and 86.6% of our revenues in 2008. That customer, Bally’s, filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. During 2008, the bad debts of $16,230 related to billings associated to the bankruptcy. During the second half of 2009, Bally's significantly increased the repair work given to us. There is no way of predicting whether that trend will continue.

If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

Compensation – was entirely paid to Mr. Kinney and includes reimbursement for the use of his vehicle, tools and equipment.

Other

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, of which there are currently none except as described in “Liquidity” below and/or elsewhere herein. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own observations. However, there can be no assurances that we will be successful in any of those efforts. Additionally, issuance of restricted shares would necessarily dilute the percentage of ownership interest of our stockholders.

Liquidity

Our auditors’ report on our financial statements contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern. We believe that operations are generating sufficient cash to continue operations at the current level for the next 12 months provided that our costs of being a public company are kept under control. We will negotiate with vendors to defer payment of amounts due. To the extent that we are unable to defer payments, our president generally reduces his compensation to permit us to pay vendors. This strategy has succeeded in the past. However, no assurances can be given that our strategy will be successful in the future or that we will continue as a going concern.

There are no current plans to seek private investment. We do not have any current plans to raise funds through the sale of securities. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of TK Star because the shares may be issued to parties or entities committed to supporting existing management.

In November 2008, TK Star sold 750,000 shares of our common stock in a private placement at $.001 per share to 39 individuals. Of the 750,000 shares, 325,000 shares were sold to our outside counsel. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis. It was also intended to get relatives and business associates of management involved in our business. Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

On February 12, 2009, we entered into a convertible promissory note with our outside counsel in the amount of $50,000 to settle an obligation for legal fees due to him at the effective date (February 10, 2009) of our Registration Statement filed on Form S1. The note is noninterest-bearing, due on demand and convertible, at the holder’s option, in up to 50,000,000 shares of our common stock.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP went into effect on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99 which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity

2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

The FASB, the Emerging Issues Task Force and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of July 23, 2010 that will become effective in subsequent periods; however, management of TK does not believe that any of those pronouncements would have significantly affected TK’s financial accounting measurements or disclosures had they been in effect during 2009, and it does not believe that any of those pronouncements will have a significant impact on Ensign’s financial statements at the time they become effective.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made. Note 2 to the financial statements includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

We have not noted a significant seasonal impact in our business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 8.

FINANCIAL STATEMENTS

TK’s financial statements as of December 31, 2009 and the year then ended start on page 34.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Dismissal of Li & Company, PC

On June 24, 2010 (the "Dismissal Date"), our Board of Directors dismissed Li & Company, PC (“Li”), its independent registered public accounting firm.

The reports of Li & Company, PC on the Company’s financial statements for the years ended December 31, 2007 and 2006 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The reports did include an explanatory paragraph about the uncertainty of the Company's ability to continue as a going concern. During the Registrant's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no disagreements as defined in Item 304 of Regulation S-K) with Li on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Company's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of Silberstein Ungar, PLLC

On June 28, 2010 (the "Engagement Date"), the Company's Board of Directors approved the appointment of Silberstein Ungar, PLLC, an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

 OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2008 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our management consists of:

Name	Age	Title
Thomas P. Kinney	51	President, CEO, CFO and chairman
Terry Kowalsky	46	Director

Thomas P. Kinney – founded us as an unincorporated business in 1980 and has been involved in various aspects of the gym equipment business ever since. He has been employed in this role as a sole owner consistently since 1980.

Terry Kowalsky – became a director in November 2008. He has owned and managed local gyms for 15 years. From March 1999 to February 2006, he was general manager of the New York Sports Club, a privately-owned gym in Croton, NY. Since March 2006 he has been a nuclear security officer for Entergy in Buchanan, NY.

Possible Potential Conflicts

The OTCBB on which we hope to have our shares of common stock relisted for quoting does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis, although our president currently devotes fulltime to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his/her fiduciary duties to us.

Currently we have only two officers and two directors (the same persons) and will seek to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on December 31, 2010. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Involvement in Certain Legal Proceedings

Except as described below, during the past five years, no present director, executive officer or person nominated to become a director or an executive officer of TK:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the TK Star board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage any stock option plan we may establish and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees. See “Executive Compensation.”

All directors will be reimbursed by TK Star for any expenses incurred in attending directors' meetings provided that TK Star has the resources to pay these fees. TK Star will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 11- EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2009 and 2008. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position		Salary	Bonus	Option Awards	Total
Thomas P. Kinney	2009	$ 179,953	-	-	$ 179,953
CEO	2008	$ 92,396	-	-	$ 92,396

Mr. Kinney uses his own vehicle and equipment when performing work for us. There is no employment contract with Mr. Kinney at this time; nor are there any agreements for compensation in the future. Mr. Kinney’s compensation has not been fixed or based on any percentage calculations. He has made all decisions determining the amount and timing of his compensation and has received the level of compensation each month that permitted us to meet our obligations. Mr. Kinney’s compensation amounts will be more formalized if and when his annual compensation reaches $250,000.

Outstanding Equity Awards at Year End

There are no outstanding equity awards.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 23, 2010, we had 11,250,000 shares of common stock outstanding which are held by 40 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of July 23, 2010 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Thomas P. Kinney	10,500,000	93.3%
Terry Kowalsky	65,000 (d)	.6%

Officers and Directors as a group (2 members)	10,565,000 (c)	93.9%
(a) The address for each person is 220 Dupont Avenue, Newburgh, NY 12540

(b) Unless otherwise indicated, TK Star believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) SEC Release 33-4819 states, in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children. The number of shares indicated as being owned by all officers and directors takes this into account. Nevertheless, both Terry Kowalsky and his spouse Catherine Kowalsky disclaim any beneficial interest in or control over any of those shares owned by the other, other than that which may be attributed to each of them by operation of law.

(d) Does not include 10,000 shares owned by Catherine E. Kowalsky, spouse of Terry Kowalsky, a Company director. Mr. Kowalsky disclaims any beneficial interest in or control over any of such 10,000 shares other than that which may be attributed to him by operation of law.

Shareholder Matters

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests.

Directors' Duties - Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The sole promoter of TK Star is Thomas P. Kinney, our Chief Executive Officer.

Our office and mailing address is 220 Dupont Avenue, Newburgh, NY 12540. The space is provided to us by our President, Mr. Kinney, at a cost of $150 per month (or $1,800 per year). There is no written lease agreement.

Mr. Kinney uses his own vehicle and equipment when performing work for us.

In November 2008, we sold 750,000 shares of our common stock in a private placement at $.001 per share to 39 individuals. Of the 750,000 shares sold in November 2008, 325,000 shares were sold to our outside counsel.

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 to settle an obligation for legal fees due to him at the effective date (February 10, 2009) of our Registration Statement filed on Form S1. The note is noninterest-bearing, due on April 1, 2009 or thereafter and convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of July 23, 2010.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that had been provided by Li & Company, PC (“Li”) and are now provided by Silberstein Ungar, PLLC (“SU”) in connection with statutory and regulatory filings. Fees incurred with Li were $750 for each quarterly review associated with our Form 10-Q filings and $7,500 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing. Fees incurred with SU for the 2009 and 2008 audits were $6,500.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2009 and 2008.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the years ended December 31, 2009 and 2008.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas Kinney

Thomas Kinney

Title: President and Chief Executive Officer

Date: August 4, 2010

TK STAR DESIGN, INC.

 FINANCIAL STATEMENTS

DECEMBER 31, 2009

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TK Star Design, Inc.

Newburgh, New York

We have audited the accompanying balance sheets of TK Star Design, Inc. as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TK Star Design, Inc., as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that TK Star Design, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

July 16, 2010

TK STAR DESIGN, INC.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS	December 31, 2009	December 31, 2008
Current Assets
Accounts receivable, net (less allowance of $2,726 in 2009)	$29,541	$5,037
Total Current Assets	29,541	5,037

TOTAL ASSETS	$29,541	$5,037

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Convertible note payable	$50,000	$0
Accrued expenses	33,824	14,915
Total Liabilities	83,824	14,915

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(65,533)	(21,128)
Total Stockholders’ Deficit	(54,283)	(9,878)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,541	$5,037

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year ended December 31, 2009	Year ended December 31, 2008

REVENUES	$146,183	$90,736

OPERATING EXPENSES
General and administrative	7,909	415
Compensation	179,953	92,396
Bad debt expense	2,726	16,230
TOTAL OPERATING EXPENSES	190,588	109,041

LOSS FROM OPERATIONS	(44,405)	(18,305)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(44,405)	$(18,305)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,250,000	10,594,521

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2009

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2008	0	$0	$0	$(2,823)	$(2,823)

Issuance of common stock to founder for services	10,500,000	10,500	-	-	10,500

Sale of common stock	750,000	750	-	-	750

Net loss for the year ended December 31, 2008	-	-	-	(18,305)	(18,305)

Balance, December 31, 2008	11,250,000	11,250	0	(21,128)	(9,878)

Net loss for the year ended December 31, 2009	-	-	-	(44,405)	(44,405)

Balance, December 31, 2009	11,250,000	$11,250	$0	$(65,533)	$(54,283)

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Year ended December 31, 2009	Year ended December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(44,405)	$(18,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible note payable issued to settle legal expenses	50,000	0
Stock issued as compensation	0	10,500
Bad debt expense	2,726	16,230
Changes in assets and liabilities:
(Increase) in accounts receivable	(27,230)	(14,090)
Increase in accrued expenses	18,909	4,915
Cash Flows Used in Operating Activities	0	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	0	750
Cash Flows Provided by Financing Activities	0	750

NET INCREASE (DECREASE) IN CASH	0	0
Cash, beginning of year	0	0
Cash, end of year	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION

TK Star Design, Inc. was founded as an unincorporated business in 1980 and became a corporation under the laws of the State of Nevada on November 3, 2008.

The Company repairs, maintains and services metal gym and heavy duty weight equipment for commercial gyms and health club facilities located in the Metropolitan New York Area

The merger of the unincorporated business (“Predecessor”) with TK Star Design, Inc. (“TK Star”) has been accounted for as a reverse acquisition for financial accounting purposes. The reverse merger is deemed a capital transaction and the net assets of Predecessor (the accounting acquirer) are carried forward to TK Star (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of TK Star and the assets and liabilities of Predecessor which are recorded at historical cost.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company has elected a fiscal year ending on December 31.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the presentation in the current period financial statements.

Advertising

Advertising will be expensed in the period in which it is incurred. There were no advertising expenses in either reporting period.

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of December 31, 2009 and 2008.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Income Taxes

The Company operated as an unincorporated business until November 2008. That means that the results of its operations were included in the personal income tax returns of its owner.

The Company became a C corporation in November 2008 after which it will account for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

No pro forma provision for income taxes assuming the Company had been taxed as a C corporation for federal and state income tax purposes has been presented because the Company did not have pretax income in any period presented.

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the years ended December 31, 2009 and 2008.

Recently Issued Accounting Pronouncements

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP which went in effect on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04, Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99, which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05, Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08, Earnings Per Share – Amendments to Section 260-10-S99, which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09, Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees. This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent), which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in Earnings Per Share (“EPS”) prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 EPS). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1	A subsidiary or group of assets that is a business or nonprofit activity
2	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2009, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 in connection with legal fees due to him for the Company’s Registration Statement on Form S1. The note is noninterest-bearing, due on April 1, 2009 or thereafter and convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock.

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company was founded as an unincorporated business in 1980 and became a corporation under the laws of the State of Nevada on November 3, 2008, at which time 10,500,000 shares of common stock were issued to the Company’s president for services provided and expenses incurred.

In November 2008, the Company sold 750,000 shares of its common stock in a private placement at $.001 per share to 39 individuals. Of the 750,000 shares, 325,000 shares were sold to its outside counsel.

The Company is authorized to issue 99,000,000 shares of common stock and 1,000,000 shares of preferred stock.

NOTE 6 – PRINCIPAL CUSTOMERS

One unrelated customer comprised 100% of the Company's revenue in 2009 and 86.6% of the Company’s revenue in 2008. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. During 2008, the Company did not recognize sales revenue of approximately $16,230 because of the customer's bankruptcy proceedings. If the Company lost that customer, or if the amount of work that we perform for it decreases significantly, our operations are likely to fail.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by its President at a cost of $150 per month (or $1,800 per year). There is no written lease agreement, and no obligation for the officer to continue this arrangement.

The Company's President performs substantially all customer work and uses his own vehicle, equipment and supplies when performing this work. Compensation includes reimbursement for these costs.

NOTE 8 – INCOME TAXES

As of December 31, 2009, the Company had net operating loss carry forwards of approximately $65,533 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2009	December 31, 2008
Refundable Federal income tax attributable to:
Current Operations	$15,098	$6,224
Less: valuation allowance	(15,098)	(6,224)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected statutory rate of 34% of significant items comprising our net deferred tax amount is as follows:

		December 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover		$22,282	$7,184
Less: valuation allowance		(22,282)	(7,184)
Net deferred tax asset	$	$ 0	$0

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $65,533 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating loss carry forwards may be limited as to their use in future years.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.