Form 10-Q
period 2010-03-31
TK Star Design, Inc.
filed 2010-08-05
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

TK STAR DESIGN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-156457	04-3626788
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

Thomas Kinney

220 Dupont Avenue, Newburgh, NY 12540

(Address of principal executive office)

845-591-5467

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes    X  .  . No        .  .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer        .   .  Accelerated Filer        .   .  Non-Accelerated Filer        .   . Smaller Reporting Company    X  ..

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes      .  .No  X  .        .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,250,000 shares of Common Stock, as of July 23, 2010.

TK STAR DESIGN, INC.

FORM 10-Q

MARCH 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

TK STAR DESIGN, INC.

Balance Sheets

March 31, 2010 and December 31, 2009

ASSETS
	March 31, 2010	December 31,2009
	(unaudited)	(audited)
CURRENT ASSETS:
Accounts receivable (less allowance of $2,726 in both periods)	$11,708	$29,541
Total current assets	11,708	29,541

TOTAL ASSETS	$11,708	$29,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Convertible note payable	$50,000	$50,000
Accrued expenses	34,824	33,824
Total current liabilities	84,824	83,824

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(84,366)	(65,533)
Total stockholders’ deficit	(73,116)	(54,283)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,708	$29,541

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009

Revenues	$33,521	$24,629

Expenses:
General and administrative	4,795	51,500
Compensation	47,559	19,162
Total	52,354	70,662

Net Loss	$(18,833)	$(46,033)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	11,250,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Cash Flows

 For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,833)	$(46,033)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts receivable	17,833	(5,467)
Change in accrued expenses	1,000	1,500
Other	-0-	-0-
Net Cash Used by Operating Activities	-0-	(50,000)

CASH FROM FINANCING ACTIVITIES
Issuance of convertible note	-0-	50,000
CASH FROM INVESTING ACTIVITIES	-0-	-0-

INCREASE IN CASH	-0-	-0-
CASH AT BEGINNING OF YEAR	-0-	-0-
CASH AT END OF PERIOD	$-0-	$-0-

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“US    GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto included in the Company’s  annual report on Form 10-K.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2010 and 2009.

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectibility is reasonably assured.

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

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the three months ended March 31, 2010 and 2009.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 in connection with legal fees due to him for the Company’s Registration Statement on Form S1.  The note is noninterest-bearing, due on April 1, 2009 or thereafter and convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock. No demand for payment has been made through August 2, 2010.

NOTE 6 – PRINCIPAL CUSTOMERS

Locations of one unrelated customer comprised substantially all of the Company’s revenue for the three months ended March 31, 2010 and 2009. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If the Company loses that company as a customer or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through August 2, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

Item 2.  NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

our future operating results;

•

our business prospects;

•

any contractual arrangements and relationships with third parties;

•

the dependence of our future success on the general economy;

•

any possible financings; and

•

the adequacy of our cash resources and working capital.

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of filing of this Form 10-Q.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of filing of this Form 10-Q, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Operations

A summary of our operations follows for the three months ended March 31, 2010 and 2009 follows:

	2010	2009

Revenues	$33,521	$24,629

Expenses:
General and administrative	4,795	51,500
Compensation	47,559	19,162
Total	52,354	70,662

Net Loss	$(18,833)	$(46,033)

Revenues - Locations of one unrelated customer comprised all of our revenues in 2010 and 2009. That customer, Bally Total Fitness Corporation ("Bally's), filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

General and administrative – consists of our office expenses. The costs in 2009 consisted principally of $50,000 associated with our Registration Statement. Those costs were satisfied by the issuance of a convertible note payable.

Compensation – was entirely paid to Mr. Kinney and includes reimbursement for the use of his vehicle, tools and equipment used to perform all services provided by us.

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

Liquidity

Our auditors’ report on our financial statements as of December 31, 2009 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern.

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

On February 12, 2009, we entered into a convertible promissory note with our independent outside counsel in the amount of $50,000 in connection with legal fees due to him at the effective date (February 10, 2009) of our registration Statement filed on Form S1. The note is noninterest-bearing, due on demand and convertible, at the holder’s option, in up to 50,000,000 shares of our common stock.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements as of December 31, 2009 included in our Annual Report on Form 10K  includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.  RISK FACTORS

You should be aware that there are various risks to an investment in our common stock. You should carefully consider these risk factors, together with all of the other information included in this Report, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

Our auditors’ report on our financial statements at December 31, 2009 and for the year then ended contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. Absent a source of financial resources, we will be unable to undertake programs designed to expand our business.

Our auditors’ report on our financial statements at December 31, 2009 and for the year then ended contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. TK Star has limited financial resources and has not established a source of equity or debt financing. In addition, TK Star had negative working capital and net capital deficiency at March 31, 2010 of $73,116.

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

A virtually all of our revenues in 2010 and 2009 and for the three months ended March 31, 2010 was derived from sales to locations of one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009.

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

6.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a reporting company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a reporting company are being made only in accordance with authorizations of management and/or directors of the reporting company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the reporting company's assets that could have a material effect on the financial statements.

Our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.  Investors relying upon this misinformation may make an uninformed investment decision.

7.

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

8.

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

9.

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

10.

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

11.

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

12.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no (and never has been any) established public market whatsoever for our securities, notwithstanding the fact that a trading symbol (TKSZ) was assigned (on May 7, 2009) to our common stock by FINRA (and subsequently OTCBB quoting and trading privilege were lost for failure to file timely this Form 10-K and other required periodic filings). There can be no assurances as to whether

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible”, then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

13.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions pertaining to low priced stocks that will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA once we are current in our reporting requirements and a Broker/Dealer has filed a short form Rule 211 application with FINRA which is accepted by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

14.

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

15.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We intend to apply for listing in Mergent, Inc. a leading provider of business and financial information on public companies, which, once published, will provide us with “manual” trading exemptions in 33 states as indicated in CCH Blue Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.”  We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

16.

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

17.

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

18.

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

19.

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

20.

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

21.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports of Form 8-K

(a)

Exhibits

31.1  Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1  Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TK Star Design, Inc.
(Registrant)

/s/ Thomas Kinney
Thomas Kinney
Title: President and Chief Financial Officer

August 4, 2010