Form 10-Q
period 2010-06-30
TK Star Design, Inc.
filed 2010-08-05
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,250,000 shares of Common Stock, as of August 6, 2010.

TK STAR DESIGN, INC.

FORM 10-Q

June 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

TK STAR DESIGN, INC.

Balance Sheets

June 30, 2010 and December 31, 2009

ASSETS
	June 30, 2010	December 31,2009
	(unaudited)	(audited)
CURRENT ASSETS:
Accounts receivable (less allowance of $2,726 in both periods)	$8,882	$29,541
Total current assets	8,882	29,541

TOTAL ASSETS	$8,882	$29,541

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Convertible note payable	$50,000	$50,000
Accrued expenses	35,574	33,824
Total current liabilities	85,574	83,824

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(87,942)	(65,533)
Total stockholders’ deficit	(76,692)	(54,283)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,882	$29,541

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Operations

For the Three Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009

Revenues	$17,725	$34,650

Expenses:
General and administrative	3,307	1,000
Compensation	17,994	34,770
Total	21,301	35,720

Net Loss	$(3,576)	$(1,070)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	11,250,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Operations

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009

Revenues	$51,246	$59,279

Expenses:
General and administrative	8,102	52,500
Compensation	65,553	53,882
Total	73,655	106,382

Net Loss	$(22,409)	$(47,103)

Net loss per common share - basic and diluted	$(0.0020)	$(0.0042)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	11,250,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Cash Flows

 For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,409)	$(47,103)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts receivable	20,659	(5,397)
Change in accrued expenses	1,750	2,500
Other	-0-	-0-
Net Cash Used by Operating Activities	-0-	(50,000)

CASH FROM FINANCING ACTIVITIES
Issuance of convertible note	-0-	50,000
CASH FROM INVESTING ACTIVITIES	-0-	-0-

INCREASE IN CASH	-0-	-0-
CASH AT BEGINNING OF YEAR	-0-	-0-
CASH AT END OF PERIOD	$-0-	$-0-

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

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010 or for any future period.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of June 30, 2010 and 2009.

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

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the six months ended June 30, 2010 and 2009.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 in connection with legal fees due to him for the Company’s Registration Statement on Form S1.  The note is noninterest-bearing, due on April 1, 2009 or thereafter and convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock. No demand for payment has been made through July 27, 2010.

NOTE 6 – PRINCIPAL CUSTOMERS

Locations of one unrelated customer comprised substantially all of the Company’s revenue for the six months ended June 30, 2010 and 2009. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If the Company loses that company as a customer or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2010 through August 2, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

Item 2. NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-Q involve risks and uncertainties, including statements as to:

•

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

Operations

A summary of our operations follows for the six months ended June 30, 2010 and 2009 follows:

	2010	2009

Revenues	$51,246	$59,279

Expenses:
General and administrative	8,102	52,500
Compensation	65,553	53,882
Total	73,655	106,382

Net Loss	$(22,409	$(47,103)

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

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our auditors’ report on our financial statements at December 31, 2009 and for the year then ended contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. TK Star has limited financial resources and has not established a source of equity or debt financing. In addition, TK Star had negative working capital and net capital deficiency at June 30, 2010.

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

A virtually all of our revenues in 2010 and 2009 and for the six months ended June 30, 2010 was derived from sales to locations of one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009.

4.

Thomas P. Kinney, our chief executive officer and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis is dependent to a significant degree upon others.

Thomas P. Kinney has no meaningful financial reporting education or experience. He is and will continue to be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and timely. This risk is further exacerbated by our limited financial resources which make it difficult to pay these consultants on a timely basis. We were delinquent in filing all of our periodic reports that relate to periods beginning on December 31, 2008 through March 31, 2010.

5.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required (commencing February 10, 2009, the effective date of our Registration Statement) to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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