Form 10-Q
period 2009-03-31
TK Star Design, Inc.
filed 2010-09-01
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

     . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

TK STAR DESIGN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-156457	04-3626788
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

Thomas Kinney

220 Dupont Avenue, Newburgh, NY 12540

(Address of principal executive office)

845-591-5467

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,250,000 shares of Common Stock, as of August 18, 2010.

TK STAR DESIGN, INC.

FORM 10-Q

MARCH 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

TK STAR DESIGN, INC.

Balance Sheets

March 31, 2009 and December 31, 2008

ASSETS
	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
CURRENT ASSETS:
Accounts receivable	$10,504	$5,037
Total current assets	10,504	5,037

TOTAL ASSETS	$10,504	$5,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Convertible note payable	$50,000	$0
Accrued expenses	16,000	14,915
Total current liabilities	66,000	14,915

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(66,746)	(21,128)
Total stockholders’ deficit	(55,496)	(9,878)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,504	$5,037

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Operations

For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008

Revenues	$24,629	$24,931

Expenses:
General and administrative	51,500	2,000
Compensation	19,162	23,305
Total	70,662	25,305

Net Loss	$(46,033)	$(304)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	10,500,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Cash Flows

 For the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,033)	$(374)
Convertible note payable issued to settle legal expenses	50,000	-0-
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts receivable	(5,467)	(1,651)
Change in accrued expenses	1,500	1,500
Other	-	525
Net Cash Used by Operating Activities	-0-	-0-

CASH FROM FINANCING ACTIVITIES	-0-	-0-

CASH FROM INVESTING ACTIVITIES	-0-	-0-

INCREASE IN CASH	-0-	-0-
CASH AT BEGINNING OF PERIOD	-0-	-0-
CASH AT END OF PERIOD	$-0-	$-0-

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

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the year ended December 31, 2008 and notes thereto included in the Company’s  annual report on Form 10-K.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2009 and 2008.

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

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the three months ended March 31, 2009 and 2008.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2009, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 in connection with legal fees due to him for the Company’s Registration Statement on Form S1.  The note is noninterest-bearing, due on April 1, 2009 or thereafter and convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock. No demand for payment has been made through August 18, 2010.

NOTE 6 – PRINCIPAL CUSTOMERS

Locations of one unrelated customer comprised substantially all of the Company’s revenue for the three months ended March 31, 2009 and 2008. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If the Company loses that company as a customer or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2009 through August 19, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

Operations

A summary of our operations follows for the three months ended March 31, 2009 and 2008 follows:

	2009	2008

Revenues	$24,629	$24,931

Expenses:
General and administrative	51,500	2,000
Compensation	19,162	23,305
Total	70,662	25,305

Net Loss	$(46,033)	$(304)

Revenues - Locations of one unrelated customer comprised all of our revenues in 2009 and 2008. That customer, Bally Total Fitness Corporation ("Bally's”), filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

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

Liquidity

Our auditors’ report on our financial statements as of December 31, 2008 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern.

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to the Business

1.

Our auditors’ report on our financial statements at December 31, 2008 and for the year then ended contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. Absent a source of financial resources, we will be unable to undertake programs designed to expand our business.

Our auditors’ report on our financial statements at December 31, 2008 and for the year then ended contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. TK Star has limited financial resources and has not established a source of equity or debt financing. In addition, TK Star had negative working capital and net capital deficiency at March 31, 2009 of $55,496.

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

A virtually all of our revenues in 2008 and 2007 and for the three months ended March 31, 2009 was derived from sales to locations of one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009.

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

There has not been any established trading market for our common stock, and there is currently no (and never has been any) established public market whatsoever for our securities, notwithstanding the fact that a trading symbol (TKSZ) was assigned (on May 7, 2009) to our common stock by FINRA (and subsequently OTCBB quoting and trading privilege were lost for failure to file timely our Form 10-K and other required periodic filings). There can be no assurances as to whether:

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

Because of the anticipated low price of our securities many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.  See Risk Factor No. 14 below.

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

We are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying. However, OTCBB quoting and trading privileges for our common stock were lost because of our failure to file timely our required periodic filings.

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

September 1, 2010