Form 10-Q
period 2009-09-30
TK Star Design, Inc.
filed 2010-09-01
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

TK STAR DESIGN, INC.

FORM 10-Q

SEPTEMBER 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

TK STAR DESIGN, INC.

Balance Sheets

September 30, 2009 and December 31, 2008

ASSETS
	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
CURRENT ASSETS:
Accounts receivable	$13,774	$5,037
Total current assets	13,774	5,037

TOTAL ASSETS	$13,774	$5,037

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Convertible note payable	$50,000	$0
Accrued expenses	18,000	14,915
Total current liabilities	68,000	14,915

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	0
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(42,976)	(21,128)
Total stockholders’ deficit	(54,226)	(9,878)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,774	$5,037

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Operations

For the Three Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008

Revenues	$47,406	$17,010

Expenses:
General and administrative	1,000	1,000
Compensation	35,606	18,910
Total	45,606	19,910

Net Income (Loss)	$2,340	$(2,900)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	10,500,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Operations

For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008

Revenues	$106,685	$74,045

Expenses:
General and administrative	53,500	4,500
Compensation	97,948	73,885
Total	151,448	78,385

Net Loss	$(44,763)	$(4,340)

Net loss per common share - basic and diluted	$(0.0004)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	10,500,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Cash Flows

 For the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,763)	$(4,340)
Convertible note payable issued to settle legal expenses	50,000	-0-
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts receivable	(8,737)	840
Change in accrued expenses	3,500	3,500
Other	-0-	-0-
Net Cash Used by Operating Activities	-0-	-0-

CASH FROM FINANCING ACTIVITIES	-0-	-0-

CASH FROM INVESTING ACTIVITIES	-0-	-0-

INCREASE IN CASH	-0-	-0-
CASH AT BEGINNING OF PERIOD	-0-	-0-
CASH AT END OF PERIOD	$-0-	$-0-

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

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2009 or for any future period.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of September 30, 2009 and 2008.

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

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the nine months ended September 30, 2009 and 2008.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2009, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

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

NOTE 6 – PRINCIPAL CUSTOMERS

Locations of one unrelated customer comprised substantially all of the Company’s revenue for the nine months ended September 30, 2009 and 2008. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If the Company loses that company as a customer or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2009 through August 19, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

Operations

A summary of our operations follows for the nine months ended September 30, 2009 and 2008 follows:

	2009	2008

Revenues	$106,685	$74,045

Expenses:
General and administrative	53,500	4,500
Compensation	97,948	73,885
Total	151,448	78,385

Net Loss	$(44,763)	$(4,340)

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

Item 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our auditors’ report on our financial statements at December 31, 2008 and for the year then ended contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. TK Star has limited financial resources and has not established a source of equity or debt financing. In addition, TK Star had negative working capital and net capital deficiency at September 30, 2009.

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

A virtually all of our revenues in 2008 and 2007 and for the nine months ended September 30, 2009 was derived from sales to locations of one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009.

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