Form 10-Q
period 2010-09-30
TK Star Design, Inc.
filed 2010-11-08
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes      . No  X ..

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,250,000 shares of Common Stock, as of November 5, 2010.

TK STAR DESIGN, INC.

FORM 10-Q

September 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

TK STAR DESIGN, INC.

Balance Sheets

September 30, 2010 and December 31, 2009

ASSETS
	September 30, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS:
Accounts receivable (less allowance of $2,854 and $2,726, respectively)	$9,063	$29,541
Total current assets	9,063	29,541

TOTAL ASSETS	$9,063	$29,541

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities
Convertible note payable	$50,000	$50,000
Accrued expenses	36,324	33,824
Total current liabilities	86,324	83,824

Stockholders' Deficit:
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(88,511)	(65,533)
Total stockholders’ deficit	(77,261)	(54,283)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,063	$29,541

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Operations

For the Three Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009

Revenues	$16,504	$47,406

Expenses:
General and administrative	878	1,000
Compensation	16,195	44,606
Total	17,073	45,606

Net Income (Loss)	$(569)	$1,800

Net loss per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	11,250,000	11,250,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Operations

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009

Revenues	$67,750	$106,685

Expenses:
General and administrative	8,980	53,500
Compensation	81,748	97,948
Total	90,728	151,448

Net Loss	$(22,978)	$(44,763)

Net loss per common share - basic and diluted	$(0.002)	$(0.004)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	11,250,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Cash Flows

 For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,978)	$(47,103)
Bad debt expense	128
Convertible note payable issued to settle legal expenses	-0-	50,000
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts receivable	20,350	(5,397)
Change in accrued expenses	2,500	2,500
Net Cash Used by Operating Activities	-0-	-0-

CASH FROM FINANCING ACTIVITIES	-0-	-0-

CASH FROM INVESTING ACTIVITIES	-0-	-0-

INCREASE IN CASH	-0-	-0-
CASH AT BEGINNING OF YEAR	-0-	-0-
CASH AT END OF PERIOD	$-0-	$-0-

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

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010 or for any future period.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of September 30, 2010 and 2009.

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

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the nine months ended September 30, 2010 and 2009.

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

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company evaluates subsequent events from the date of the balance sheet through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them with the SEC on the EDGAR system.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (the “ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 in connection with legal fees due to his firm for the Company’s Registration Statement on Form S-1.  The note is noninterest-bearing, due on demand and convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock. No demand for payment or conversion has been made through November 5, 2010.

NOTE 6 – PRINCIPAL CUSTOMERS

Locations of one unrelated customer comprised substantially all of the Company’s revenue for the nine months ended September 30, 2010 and 2009. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If the Company loses that company as a customer or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2010 through November 5, 2010, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

Operations

A summary of our operations follows for the nine months ended September 30, 2010 and 2009 follows:

	2010	2009

Revenues	$67,750	$106,685

Expenses:
General and administrative	8,980	53,500
Compensation	81,748	97,948
Total	90,728	151,448

Net Loss	$(22,978)	$(44,763)

Revenues - Locations of one unrelated customer comprised all of our revenues in 2010 and 2009. That customer, Bally Total Fitness Corporation ("Bally's), filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail. The number of repair engagements that we are given is a function of what is needed by the gyms in Bally’s system. We have no control over the volume of calls that we get.

General and administrative – consists of our office expenses. The costs in 2009 consisted principally of legal costs of $50,000 associated with our Registration Statement. Those costs were satisfied by the issuance of a convertible note payable.

Compensation – was entirely paid to Mr. Kinney and includes reimbursement for the use of his vehicle, tools and equipment used to perform all services provided by us.

A summary of our operations follows for the three months ended September 30, 2010 and 2009 follows:

	2010	2009

Revenues	$16,504	$47,406

Expenses:
General and administrative	878	1,000
Compensation	16,195	44,606
Total	17,073	45,606

Net Income (Loss)	$(569)	$1,800

Revenues - Locations of one unrelated customer comprised all of our revenues in 2010 and 2009. That customer, Bally Total Fitness Corporation ("Bally's), filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail. The number of repair engagements that we are given is a function of what is needed by the gyms in Bally’s system. We have no control over the volume of calls that we get.

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

Liquidity

The independent auditors’ report on our financial statements as of December 31, 2009 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern.

We believe that operations are generating sufficient cash to continue operations at the current level for the next 12 months provided that our costs of being a public company are kept under control and the holder of the convertible promissory note described below does not demand repayment in cash. We will negotiate with vendors to defer payment of amounts due. To the extent that we are unable to defer payments, our president generally reduces his compensation to permit us to pay vendors. This strategy has succeeded in the past. However, no assurances can be given that our strategy will be successful in the future or that we will continue as a going concern.

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

On February 12, 2009, we entered into a convertible promissory note with our independent outside counsel in the amount of $50,000 in connection with legal fees due to his firm at the effective date (February 10, 2009) of our registration Statement filed on Form S-1. The note is noninterest-bearing, due on demand and convertible, at the holder’s option, in up to 50,000,000 shares of our common stock. No demand for payment or conversion has been made through November 5, 2010.

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

Item 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our auditors’ report on our financial statements at December 31, 2009 and for the year then ended contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. TK Star has limited financial resources and has not established a source of equity or debt financing. In addition, TK Star had negative working capital and net capital deficiency at September 30, 2010.

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

A virtually all of our revenues in 2010 and 2009 and for the nine months ended September 30, 2010 was derived from sales to locations of one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009.

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

We are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying. However, OTCBB quoting and trading privileges for our common stock were lost because of our failure to file timely our required periodic filings

Except during the year that our registration statement became effective (2009), these reporting obligations are automatically suspended under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If events take place after the year in which our registration statement became effective that result in us preferring not to make periodic public filings, we will no longer be obligated to file periodic reports with the SEC and your access to our business information would then be even more restricted.

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

November 9, 2010