Form 10-K/A
period 2009-12-31
TK Star Design, Inc.
filed 2010-11-15
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Operations

The principal themes and results that are evaluated by Management in assessing results is the number of equipment repair orders received during each period. The number of equipment repair orders received is the principal determinant of cash flow. To a large extent, we have little control over the number of equipment repair orders that we receive. The level of orders is largely dependent on activity and financial success at the gyms that use us.

A summary of our operations follows for the years ended December 31, 2009 and 2008 follows:

	Year ended December 31, 2009	Year ended December 31, 2008

REVENUES	$146,183	$90,736

OPERATING EXPENSES
General and administrative	7,909	415
Compensation	179,953	92,396
Bad debt expense	2,726	16,230
TOTAL OPERATING EXPENSES	190,588	109,041

LOSS FROM OPERATIONS	$(44,405)	$(18,305)

Revenues - One unrelated customer comprised 100% of our revenues in 2009 and 86.6% of our revenues in 2008. That customer, Bally’s, filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. During 2008, the bad debts of $16,230 related to billings associated to the bankruptcy. During the second half of 2009, Bally's significantly increased the repair work given to us following the bankruptcy proceedings. There is no way of predicting whether that trend will continue.

If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

Compensation – was entirely paid to Mr. Kinney and includes reimbursement for the use of his vehicle, tools and equipment. Mr. Kinney does not receive a fixed salary. The level of compensation is entirely related to cash flow and repair orders received.

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

Liquidity

At December 31, 2009 we had negative working capital of $54,283, largely resulting from the $50,000 convertible note payable to our counsel. Our auditors’ report on our financial statements contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern. We believe that operations are generating sufficient cash to continue operations at the current level for the next 12 months provided that our costs of being a public company are kept under control. We will negotiate with vendors to defer payment of amounts due. To the extent that we are unable to defer payments, our president generally reduces his compensation to permit us to pay vendors. This strategy has succeeded in the past. However, no assurances can be given that our strategy will be successful in the future or that we will continue as a going concern.

There are no current plans to seek private investment provided that the holder of the $50,000 convertible note payable does not demand cash payment. We do not have any current plans to raise funds through the sale of securities. We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services to us, although there can be no assurances that we will be successful in any of those efforts. We believe that the perception that many people have of a public company make it more likely that they will accept restricted securities from a public company as consideration for indebtedness to them than they would from a private company. We have not performed any studies of this matter. Our conclusion is based on our own beliefs. Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business. Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals. However, these actions, if successful, will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of TK Star because the shares may be issued to parties or entities committed to supporting existing management.

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

On February 12, 2009, we entered into a convertible promissory note with our outside counsel in the amount of $50,000 to settle an obligation for legal fees due to him at the effective date (February 10, 2009) of our Registration Statement filed on Form S1. The note is noninterest-bearing, due on demand and convertible, at the holder’s option, in up to 50,000,000 shares of our common stock. If the holder of this note demands payment in full in cash, it is unlikely that we would be able to meet that demand or find financing to do so in the short-term.

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

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer and principal financial officer (the same person), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, we have concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules that permit Smaller Reporting Companies to provide only Management’s report in this annual report.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

Thomas P. Kinney – founded us as an unincorporated business in 1980 and has been involved in various aspects of the gym equipment business ever since. He has been employed in this role as a sole owner consistently since 1980. The Company is completely dependent on Mr. Kinney’s experience and knowledge.

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

The Company has not adopted a formal Code of Ethics because it has only one employee who is its principal shareholder. Mr. Kinney handles all Company business and is personally knowledgeable about all transactions. It intends to adopt a formal Code of Ethics in late 2010 in anticipation of possible future growth.

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

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

3.1*	Articles of Incorporation
3.2*	By-Laws
5.1*	Opinion of Gary B. Wolff, P.C.
10.1*	Agreement between TK Star Design, Inc., its president and its counsel
10.2*	Form of Investment Letter
31.1	Certification of Chief Executive Officer
23.2	Certification of Chief Financial Officer
99.1	Form of Stock Certificate

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas Kinney

Thomas Kinney

Title: President and Chief Executive Officer

Date: November 15, 2010

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