Form 10-Q/A
period 2010-03-31
TK Star Design, Inc.
filed 2010-11-15
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Management’s Report on Internal Controls over Financial Reporting

Evaluation of disclosure controls and procedures.

As of March 31, 2010, the Company's chief executive officer and chief financial officer (the same person) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

During the quarterly period covered by this report, no changes occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

November 15, 2010