Form 10-Q/A
period 2010-09-30
TK Star Design, Inc.
filed 2010-11-15
CIK 1450015

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

Thomas Kinney

220 Dupont Avenue, Newburgh, NY 12540

(Address of principal executive office)

845-591-5467

(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes  X .  .No      .

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

As of June 30, 2010, the Company's chief executive officer and chief financial officer (the same person) conducted an evaluation regarding the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the  Exchange Act. Based upon the evaluation of these controls and procedures, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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