Form 10-K/A
period 2009-12-31
TK Star Design, Inc.
filed 2010-12-16
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A2

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

Indicate by check mark whether the Reistrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the Registrant was required to submit and post such files).   Yes       .. No  X ..

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

TABLE OF CONTENTS

	PART I

ITEM 1	BUSINESS	4

ITEM 1A	RISK FACTORS	5

ITEM 1B	UNRESOLVED STAFF COMMENTS	10

ITEM 2	PROPERTIES	10

ITEM 3	LEGAL PROCEEDINGS	11

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	1

	PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	11

ITEM 6	SELECTED FINANCIAL DATA	11

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	16

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	16

ITEM 9A	CONTROLS AND PROCEDURES	16

ITEM 9B	OTHER INFORMATION	17

	PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	17

ITEM 11	EXECUTIVE COMPENSATION	19

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	19

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE	20

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	27

	PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	21

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

Item 11. EXECUTIVE COMPENSATION

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

3.1*	Articles of Incorporation
3.2*	By-Laws
5.1*	Opinion of Gary B. Wolff, P.C.
10.1*	Agreement between TK Star Design, Inc., its president and its counsel
10.2*	Form of Investment Letter
31.1 **	Certification of Chief Executive Officer
23.2 **	Certification of Chief Financial Officer
99.1 *	Form of Stock Certificate

* Filed with the Company’s Registration Statement on Form S1.

**Filed with this Form 10KA

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Thomas Kinney

Thomas Kinney

Title: President and Chief Executive Officer

Date:   December 15, 2010

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