Form 10-K
period 2010-12-31
TK Star Design, Inc.
filed 2011-04-15
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes      . No  X .

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 13, 2011 is 11,250,600 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere although a trading symbol (TKSZ) has been assigned by FINRA.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2010, is $-0-.

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

Substantially all of our revenues in 2010 and 2009 were derived from sales to one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court in early 2009. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

Competition

Competition comes from numerous sources. Some gyms use manufacturer warranties instead of engaging us. Other gyms use general handymen for easier repairs.

We compete in the marketplace by agreeing to quick turnaround times with repairs being performed at the customer facilities.

We cannot offer any assurances that our competitive strategy will be successful in the future.

Intellectual Property

We have no patents or trademarks.

Employees

At April 13, 2011, we had one employee, Thomas P. Kinney, our chief executive officer, who devotes fulltime to us. Compensation paid to Mr. Kinney includes the cost of him using his own equipment to make repairs and his own truck for traveling to customers. There is no written employment contract or agreement.

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

Our auditors’ report on our financial statements contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. TK Star has limited financial resources, has not established a source of equity or debt financing and has negative working capital.

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

Substantially all of our revenues in 2010 and 2009 were derived from sales to one unrelated customer, Bally’s Total Fitness. This trend is likely to continue for the foreseeable future. We do not have any contract or other commitments from Bally’s. Bally’s filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

4.

Thomas P. Kinney, our chief executive officer and chief financial officer, has no meaningful accounting or financial reporting education or experience and, accordingly, our ability to meet Exchange Act reporting requirements on a timely basis is dependent to a significant degree upon others.

Thomas P. Kinney has no meaningful financial reporting education or experience. He is and will continue to be heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and timely. We were delinquent in filing all of our periodic reports that relate to periods beginning on December 31, 2008 through September 30, 2010.

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

There has not been any established trading market for our common stock, and there is currently no (and never has been any) established public market whatsoever for our securities, notwithstanding the fact that a trading symbol (TKSZ) was assigned to our common stock by FINRA (and subsequently OTCBB quoting and trading privilege were lost for a period of time because of a failure to file timely a Form 10-K and other required periodic filings). There can be no assurances as to whether:

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

We will try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible”, then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all the companies on the OTCBB). What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

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

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We intend to apply for listing in Mergent, Inc., a leading provider of business and financial information on public companies, which, once published, will provide us with “manual” trading exemptions in 33 states as indicated in CCH Blue Desk Reference at Section 6301 entitled “Standard Manuals Exemptions.”  We currently do not intend to and may not be able to qualify securities for resale in approximately 17 states which do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

(REMOVED AND RESERVED)

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

We became subject to the reporting requirements of the Securities Exchange Act, as amended, on February 10, 2009. There is no current trading market for the shares of our common stock. On May 12, 2009, we received an OTCBB Delinquency Notification which advised us that, pursuant to NASD Rule 650, unless the delinquency (failure to file 10-K for December 31, 2008) was cured by June 11, 2009, our securities would not be eligible for OTCBB quotation.  The delinquency was not cured by that date. We corrected the delinquencies during the fourth quarter of 2010, and our securities are now eligible for OTCBB quotation, although no trading has taken place.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on April 13, 2011, there were 40 stockholders of record of our common stock, and 11,250,000 shares were issued and outstanding.

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

Item 6

SELECTED FINANCIAL DATA

December 31,
	2010	2009
Total assets	$ 10,412	$ 29,541
Total liabilities	$ 86,324	$ 83,824
Stockholders’ deficit	$ (75,912)	$ (45,959)

	Year Ended December 31,
	2010	2009	2008
Total revenues	$ 90,660	$ 146,183	$ 90,736
Net loss	$ (21,629)	$ (44,405)	$ (18,305)

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

Operations

A summary of our operations follows for the years ended December 31, 2010 and 2009 follows:

	Year ended December 31, 2010	Year ended December 31, 2009

REVENUES	$90,660	$146,183

OPERATING EXPENSES
General and administrative	8,852	57,909
Compensation	103,437	129,953
Bad debt expense	-	2,726
TOTAL OPERATING EXPENSES	112,289	190,588

LOSS FROM OPERATIONS	(21,629)	(44,405)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(21,629)	$(44,405)

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

General and administrative – consists of our office expenses. The costs in 2009 consisted principally of legal costs of $50,000 associated with our Registration Statement. Those costs were satisfied by the issuance of a convertible note payable. The 2010 expenses relate to professional fees.

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

Liquidity

The independent auditors’ report on our financial statements as of December 31, 2010 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern.

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

On February 12, 2009, we entered into a convertible promissory note with our independent outside counsel in the amount of $50,000 in connection with legal fees due to his firm at the effective date (February 10, 2009) of our registration Statement filed on Form S-1. The note is noninterest-bearing, due on demand and convertible, at the holder’s option, in up to 50,000,000 shares of our common stock. No demand for payment or conversion has been made through April 13, 2011.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

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

Item 8.

FINANCIAL STATEMENTS

TK’s financial statements as of December 31, 2010 and 2009 and the years then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that, based on this assessment, that the Company's internal control over financial reporting contained certain significant weaknesses as of December 31, 2010 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. These weaknesses have, at times, resulted in reports being issued late. Improvements were implemented subsequent to that date, principally involving the use of outside professionals, which Management believes result in the Company's internal control over financial reporting being effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

Improvements were designed and implemented in the Company’s internal control system subsequent to December 31, 2010 which Management believes result in the Company's internal control over financial reporting becoming effective.

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the fiscal year ended December 31, 2010 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our management consists of:

Name	Age	Title
Thomas P. Kinney	52	President, CEO, CFO and chairman
Terry Kowalsky	47	Director

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected. Both directors’ terms of office expire on December 31, 2011. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

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

Item 11.

EXECUTIVE COMPENSATION

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Thomas P. Kinney	2010	$ 103,437	-	-	$ 103,437
CEO	2009	$ 129,953	-	-	$ 129,953

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

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 13, 2011, we had 11,250,000 shares of common stock outstanding which are held by 40 shareholders. The following table sets forth information known to us regarding beneficial ownership of our common stock as of April 13, 2011 by:

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director as of April 13, 2011.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements by Silberstein Ungar, PLLC (“SU”) in connection with statutory and regulatory filings. Fees incurred with SU were $650 for each quarterly review associated with our Form 10-Q filings and $3,500 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2010 and 2009.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the years ended December 31, 2010 and 2009.

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

Date:  April 14, 2011

TK STAR DESIGN, INC.

 FINANCIAL STATEMENTS

DECEMBER 31, 2010

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

TK Star Design, Inc.

Newburgh, New York

We have audited the accompanying balance sheets of TK Star Design, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TK Star Design, Inc., as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

April 13, 2011

TK STAR DESIGN, INC.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS	December 31, 2010	December 31, 2009
Current Assets
Accounts receivable, net (less allowance of $2,726 in both periods)	$10,412	$29,541
Total Current Assets	10,412	29,541

TOTAL ASSETS	$10,412	$29,541

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Convertible note payable	$50,000	$50,000
Accrued expenses	36,324	33,824
Total Liabilities	86,324	83,824

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(87,162)	(65,533)
Total Stockholders’ Deficit	(75,912)	(54,283)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,412	$29,541

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year ended December 31, 2010	Year ended December 31, 2009

REVENUES	$90,660	$146,183

OPERATING EXPENSES
General and administrative	8,852	57,909
Compensation	103,437	129,953
Bad debt expense	-	2,726
TOTAL OPERATING EXPENSES	112,289	190,588

LOSS FROM OPERATIONS	(21,629)	(44,405)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(21,629)	$(44,405)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	11,250,000	11,250,000

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

AS OF DECEMBER 31, 2010

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2009	11,250,000	$11,250	$0	$(21,128)	$(9,878)

Net loss for the year ended December 31, 2009	-	-	-	(44,405)	(44,405)

Balance, December 31, 2009	11,250,000	11,250	0	(65,533)	(54,283)

Net loss for the year ended December 31, 2010	-	-	-	(21,629)	(21,629)

Balance, December 31, 2010	11,250,000	$11,250	$0	$(87,162)	$(75,912)

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year ended December 31, 2010	Year ended December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(21,629)	$(44,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible note payable issued to settle legal expenses	0	50,000
Stock issued as compensation	0	0
Bad debt expense	0	2,726
Changes in assets and liabilities:
(Increase) in accounts receivable	19,129	(27,230)
Increase in accrued expenses	2,500	18,909
Cash Flows Used in Operating Activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES	0	0

NET INCREASE (DECREASE) IN CASH	0	0
Cash, beginning of year	0	0
Cash, end of year	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented.  Shares issuable under an outstanding convertible note (see Note 4) were not included in the calculation of earnings per share because they would not have been dilutive.

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

DECEMBER 31, 2010

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

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the years ended December 31, 2010 and 2009.

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

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 in connection with legal fees due to him for the Company’s Registration Statement on Form S1.  The note is noninterest-bearing and due on demand and is convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock.

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

NOTE 6 – PRINCIPAL CUSTOMERS

One unrelated customer comprised 97% of the Company's revenue in 2010 and 100% of the Company’s revenues in 2009. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If the Company lost that customer, or if the amount of work that we perform for it decreases significantly, our operations are likely to fail.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by its President at a cost of $150 per month (or $1,800 per year). There is no written lease agreement, and no obligation for the officer to continue this arrangement. The amounts paid for these costs are included in Compensation.

The Company's President performs substantially all customer work and uses his own vehicle and equipment when performing this work. Compensation is considered to include reimbursement for these costs.

NOTE 8 – INCOME TAXES

As of December 31, 2010, the Company had net operating loss carry forwards of approximately $87,162 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

TK STAR DESIGN, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

The provision for Federal income tax consists of the following:

	December 31, 2010	December 31, 2009
Refundable Federal income tax attributable to:
Current Operations	$7,354	$15,098
Less: valuation allowance	(7,354)	(15,098)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected statutory rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$29,636	$22,282
Less: valuation allowance	(29,636)	(22,282)
Net deferred tax asset	$0	$0

Because of the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $87,162 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur in the future, net operating loss carry forwards may be limited as to their use in future years.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose does not have any material subsequent events to disclose except the matter described in the next paragraph.

The Company and its principal shareholders have entered into preliminary negotiations with otherwise unaffiliated third parties which, if consummated, would result in the discontinuance of its current operations, changes in management and control and the filing of a form 8-K describing and summarizing  the entire transaction. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.