Form 10-Q
period 2011-03-31
TK Star Design, Inc.
filed 2011-05-18
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

     . . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

TK STAR DESIGN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	333-156457	04-3626788
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification Number)

Thomas P. Kinney

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:11,250,000 shares of Common Stock, as of May 16, 2011.

TK STAR DESIGN, INC.

FORM 10-Q

MARCH 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Financial statements

TK STAR DESIGN, INC.

Balance Sheets

March 31, 2011 and December 31, 2010

ASSETS	March 31, 2011	December 31, 2010
	(unaudited)
Current Assets
Accounts receivable, net (less allowance of $2,726 in both periods)	$16,472	$10,412
Total Current Assets	16,472	10,412

TOTAL ASSETS	$16,472	$10,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Convertible note payable	$50,000	$50,000
Accrued expenses	37,074	36,324
Total Liabilities	87,074	86,324

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(81,852)	(87,162)
Total Stockholders’ Deficit	(70,602)	(75,912)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,472	$10,412

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010

Revenues	$23,619	$33,521

Expenses:
General and administrative	750	4,795
Compensation	17,559	47,559
Total	18,309	52,354

Net Income (Loss)	$5,310	$(18,833)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	11,250,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

Statements of Cash Flows

 For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,310	$(18,833)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts receivable	(6,060)	17,833
Change in accrued expenses	750	1,000
Other	-	-
Net Cash Used by Operating Activities	-0-	-0-

CASH FROM FINANCING ACTIVITIES	-0-	-0-

CASH FROM INVESTING ACTIVITIES	-0-	-0-

INCREASE IN CASH	-0-	-0-
CASH AT BEGINNING OF YEAR	-0-	-0-
CASH AT END OF PERIOD	$-0-	$-0-

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

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto included in the Company’s  annual report on Form 10-K.

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

Net Loss Per Common Share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of March 31, 2011 and 2010. Shares issuable under an outstanding convertible note (see Note 4) were not included in the calculation of earnings per share because they would not have been dilutive.

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

There were no significant differences between income reported for financial reporting purposes and income reported for income tax purposes for the three months ended March 31, 2011 and 2010.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 in connection with legal fees due to him for the Company’s Registration Statement on Form S1.  The note is noninterest-bearing, due on April 1, 2009 or thereafter and convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock. No demand for payment has been made through May 6, 2011.

NOTE 6 – PRINCIPAL CUSTOMERS

Locations of one unrelated customer comprised substantially all of the Company’s revenue for the three months ended March 31, 2011 and 2010. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If the Company loses that company as a customer or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by its President at a cost of $150 per month (or $1,800 per year). There is no written lease agreement, and no obligation for the officer to continue this arrangement.

The Company's President performs substantially all customer work and uses his own vehicle, equipment and supplies when performing this work. Compensation includes reimbursement for these costs as well as the rent described in the paragraph above.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2011 through May 15, 2011, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

Operations

A summary of our operations follows for the three months ended March 31, 2011 and 2010 follows:

	2011	2010

Revenues	$23,619	$33,521

Expenses:
General and administrative	750	4,795
Compensation	17,559	47,559
Total	18,309	52,354

Net Income (Loss)	$5,310	$(18,833)

Revenues - Locations of one unrelated customer comprised substantially all of our revenues in 2011 and 2010. That customer, Bally Total Fitness Corporation ("Bally's), filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, Bally’s announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If we lost Bally’s as a customer or if the amount of work that we perform for Bally’s decreases significantly, our operations are likely to fail.

General and administrative – consists of professional fee expenses.

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

Liquidity

Our auditors’ report on our financial statements as of December 31, 2010 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern.

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

Item 4.  CONTROLS AND PROCEDURES

Management’s Report on Internal Controls over Financial Reporting

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

As of March 31, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting contained certain significant weaknesses as of March 31, 2011 because of the Company’s lack of resources and the lack of financial and record-keeping experience and knowledge of officers as of that date. Improvements have been implemented which Management believes result in the Company's internal control over financial reporting being effective.

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

Risks Related to the Business

1.

Our auditors’ report on our financial statements as of and for the year ended December 31, 2010 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. Absent a source of financial resources, we will be unable to undertake programs designed to expand our business.

Our auditors’ report on our financial statements as of and for the year ended December 31, 2010 contains an explanatory paragraph emphasizing that there is significant uncertainty about our ability to continue as a going concern which may make it more difficult for us to raise capital or other financing. TK Star has limited financial resources, has not established a source of equity or debt financing and has negative working capital.

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

There has not been any established trading market for our common stock, and there is currently no (and never has been any) established public market whatsoever for our securities, notwithstanding the fact that a trading symbol (TKSZ) was assigned to our common stock by FINRA (and subsequently OTCBB quoting and trading privilege were lost for a period of time because of a failure to file timely required annual and quarterly periodic filings). There can be no assurances as to whether:

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

Item 4.  (Removed and Reserved)

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

TK Star Design, Inc.
(Registrant)

/s/ Thomas P. Kinney
Thomas P. Kinney
Title: President and Chief Financial Officer

May 16, 2011