Form 10-Q
period 2011-06-30
TK Star Design, Inc.
filed 2011-08-12
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

TK STAR DESIGN, INC.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-156457	04-3626788
(Commission File Number)	(I.R.S. Employer Identification No.)

25-26F Wanxiang Enterprise Building,

No.70 Station North Road,

Changsha, Hunan Province,

China, Postal Code: 410001
(Address of Principal Executive Office)

+86-731-89970899

(Issuer’s Telephone Number)

Copy of Communications To:

Bernard & Yam, LLP

Attention: Bin Zhou, Esq.

401 Broadway Suite 1708

New York, NY 10013

Tel: 212-219-7783

Fax: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES   X . NO       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES       .  NO   X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,250,000 Shares of Common Stock, as of June 30, 2011. 43,485,700 Shares of Common Stock as of August 11, 2011.

TK STAR DESIGN, INC.

FORM 10-Q

JUNE 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TK STAR DESIGN, INC.

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011	December 31, 2010
	(unaudited)
Current Assets
Accounts receivable, net (less allowance of $2,726 in both periods)	$27,977	$10,412
Total Current Assets	27,977	10,412

TOTAL ASSETS	$27,977	$10,412

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Convertible note payable	$50,000	$50,000
Accrued expenses	37,824	36,324
Total Liabilities	87,824	86,324

Stockholders’ Deficit
Preferred stock: $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	0	0
Common stock: $0.001 par value; 99,000,000 shares authorized; 11,250,000 shares issued and outstanding	11,250	11,250
Accumulated deficit	(71,097)	(87,162)
Total Stockholders’ Deficit	(59,847)	(75,912)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,977	$10,412

See accompanying notes to the financial statements

TK STAR DESIGN, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2011	June 30, 2010

Revenues	$47,252	$17,725

Expenses:
General and administrative	750	3,307
Compensation	35,747	17,994
Total	36,497	21,301

Net Income (Loss)	$10,755	$(3,576)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	11,250,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

Revenues	$70,871	$51,246

Expenses:
General and administrative	1,500	8,102
Compensation	53,306	65,553
Total	54,806	73,655

Net Income (Loss)	$16,065	$(22,409)

Net income (loss) per common share - basic and diluted	$0.00	$(0.002)

Weighted average number of common shares outstanding - basic and diluted	11,250,000	11,250,000

See accompanying notes to the financial statements.

TK STAR DESIGN, INC.

STATEMENTS OF CASH FLOWS

 FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(UNAUDITED)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,065	$(22,409)
Adjustments to reconcile net income to net cash provided by operating activities:
Change in accounts receivable	(17,565)	20,659
Change in accrued expenses	1,500	1,750
Other	-	-
Net Cash Used by Operating Activities	-0-	-0-

CASH FROM FINANCING ACTIVITIES	-0-	-0-

CASH FROM INVESTING ACTIVITIES	-0-	-0-

INCREASE IN CASH	-0-	-0-
CASH AT BEGINNING OF YEAR	-0-	-0-
CASH AT END OF PERIOD	$-0-	$-0-

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

On July 20, 2011, the Company entered a share exchange agreement with the shareholders of Phoenix International (China) Limited (“Phoenix International”), a Hong Kong company. Upon the closing of the share exchange transaction, Phoenix International became the wholly owned subsidiary of Company and Company ceased the business of repairing, maintaining and servicing metal gym and heavy duty weight equipment, and became engaged in the advertising and brand name development business in China through Phoenix International and its subsidiary and affiliated companies in China.

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

In the opinion of management, these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011 or for any future period.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic and diluted net income per common share has been calculated by dividing the net income for the period by the basic and diluted weighted average number of common shares outstanding assuming that the Company incorporated as of the beginning of the first period presented. There were no dilutive shares outstanding as of June 30, 2011 and 2010. Shares issuable under an outstanding convertible note (see Note 4) were not included in the calculation of earnings per share because they would not have been dilutive.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company has a working capital deficiency, a net operating deficit, and no source of funding. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from contacts of its president. However, the Company cannot predict the likelihood of it being successful in its efforts to increase sales.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

On February 13, 2009, the Company entered into a convertible promissory note with its outside counsel in the amount of $50,000 in connection with legal fees due to him for the Company’s Registration Statement on Form S1.  The note is noninterest-bearing, due on April 1, 2009 or thereafter and convertible, at the holder’s option, in up to 50,000,000 shares of the Company’s common stock. No demand for payment has been made.

NOTE 6 – PRINCIPAL CUSTOMERS

Locations of one unrelated customer comprised substantially all of the Company’s revenue for the six months ended June 30, 2011 and 2010. That customer filed for bankruptcy protection under Chapter 11 in the U.S. Bankruptcy Court. On September 1, 2009, the customer announced that it has emerged from Chapter 11 bankruptcy, having completed the reorganization outlined in its Amended Joint Plan of Reorganization, which was confirmed on August 19, 2009. If the Company loses that company as a customer or if the amount of work that the Company performs for it decreases significantly, the Company’s operations are likely to fail.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's office is provided to it by its President at a cost of $150 per month (or $1,800 per year). There is no written lease agreement, and no obligation for the officer to continue this arrangement.

The Company's President performs substantially all customer work and uses his own vehicle, equipment and supplies when performing this work. Compensation includes reimbursement for these costs as well as administrative costs and the rent described in the paragraph above.

NOTE 8 – SUBSEQUENT EVENTS

On July 20, 2011, Thomas P. Kinney and Terry Kowalsky, two major shareholders of TK Star Design Inc (“Company”) entered into a common stock purchase agreement under which Thomas P. Kinney cancelled 10,496,000 shares of common stock he owned in Company and sold remaining 4,000 shares of common stock to Sasha Shemirani (“Purchaser”) for $ 25,000. Terry Kowalsky cancelled 65,000 shares of common stock of Company owned by him. In addition, Catherine. Kowalsky, Justin Kowalsky,and Garret Kowalsky also cancelled  a total of 30,000 shares of common stock of Company. In consideration of the cancellation of 10,496,000 shares of Company held and owned by Thomas P. Kinney, on the same day, July 20, 2011, Company entered into an Assignment and Assumption Agreement with Thomas P. Kinney, under which Company assigned to Thomas P. Kinney all the rights and interests in the assets and business of Company and Thomas P. Kinney assumed all Assumed Liabilities of Company.

On the same day,  July 20, 2011, Company entered into a Share Exchange Agreement with Phoenix International (China) Limited, a company organized under the laws of Hong Kong (“Phoenix International”), and Guolin Yang, Zhenping Wang, Hongdong Xu, and Jun Liang, who are shareholders of Phoenix International (collectively, the “Phoenix International Shareholders”) (the “Share Exchange Agreement”).  Pursuant to the terms of the Share Exchange Agreement, Company agreed to acquire all of the issued and outstanding shares of Phoenix International from the Phoenix International Shareholders in exchange for the issuance by Company to the Phoenix International Shareholders of an aggregate of 36,351,500 newly-issued shares of common stock of Company, $ 0.001 par value per share (the “Share Exchange”), which, upon completion of the transactions contemplated by the Share Exchange Agreement, will constitute a controlling majority of Company’s issued and outstanding shares of common stock.  Upon consummation of the Share Exchange, Phoenix International will become a wholly-owned subsidiary of Company.

Immediately upon the entry of the Share Exchange Agreement on July 20, 2011, Company entered into Subscription Agreements (“Subscription Agreements”) with a group of accredited investors (“Investors”).   Pursuant to the Subscription Agreements, the Investors purchased (i) 615,000 shares of the Company’s common stock (the “Purchased Shares”) for the purchase price of $1.00 per share; (ii) Series A share purchase warrants to purchase, individually one share of the Company’s common stock and, collectively, 1,230,000 shares of the Company’s common stock (the “Series A Warrants”); (iii) Series B share purchase warrants to purchase, individually one share of the Company’s common stock and, collectively, 1,230,000 shares of the Company’s common stock (the “Series B Warrants”); (iv) Series C share purchase warrants to purchase, individually one share of the Company’s common stock and, collectively, 615,0000 shares of the Company’s common stock (the “Series C Warrants”); and (v) Series D share purchase warrants  to purchase , individually one share of the Company’s common stock and, collectively, 615,000 shares of the Company’s common stock (the “Series D Warrants”) (collectively, the Series A Warrants, the Series B Warrants, the Series C Warrants and the Series D Warrants, the “Warrants”).  Each purchase of a Purchased Shares  entitles the Investors to two shares of Series A Warrants, two shares of Series B Warrants, one share of Series C Warrants and one share of Series D Warrants.

Immediately upon the entry of Share Exchange Agreement and Purchase Agreement, on July 20, 2011, Company authorized the conversion of unpaid convertible promissory notes in the total amount of $ 5,870.20 into 5,870,200 shares of common stock, at the conversion price of $ 0.001 per share.

Immediately upon the entry of the Subscription Agreements, on July 20, 2011, Company entered into a Communications Services Agreement (‘Services Agreement”) with JOL Group, LLC under which JOL Group, LLC will provide Company with the communications and marketing services and Company will pay $ 400,000 for JOL Group, LLC’s services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

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

On July 20, 2011, the Company entered a share exchange agreement with the shareholders of Phoenix International (China) Limited (“Phoenix International”), a Hong Kong company. Upon the closing of the share exchange transaction, Phoenix International became the wholly owned subsidiary of Company and Company ceased the business of repairing, maintaining and servicing metal gym and heavy duty weight equipment, and became engaged in the advertising and brand name development business in China through Phoenix International and its subsidiary and affiliated companies in China.

Results of Operations

A summary of our operations follows for the six months ended June 30, 2011 and 2010 follows:

	2011	2010

Revenues	$70,871	$51,246

Expenses:
General and administrative	1,500	8,102
Compensation	53,306	65,553
Total	54,806	73,655

Net Income (Loss)	$16,065	$(22,409)

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

A summary of our operations follows for the three months ended June 30, 2011 and 2010 follows

	2011	2010

Revenues	$47,252	$17,725

Expenses:
General and administrative	750	3,307
Compensation	35,747	17,994
Total	36,497	21,301

Net Income (Loss)	$10,755	$(3,576)

Revenues – Our marketing was unchanged in both periods. However, we received significantly more requests to repair equipment. Sales in 2011 were $18,925 in June, $13,672 in May and $14,654 in April. All sales were basically standard in nature with only one being in excess of $1,000. There is no way to predict when sales will increase. However, the gyms that we service had been minimizing repairs over the past two years so more work may have been needed as a result. There is no way of predicting the likelihood of that trend continuing.

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

As of June 30, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management believes that the Company's internal control over financial reporting is effective.

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting subsequent to the date of last evaluation.

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

RISK FACTORS

 An investment in our common stock is speculative and involves a high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

Risks Relating to Our Business

We are subject to risks relating to the nature of China’s advertising industry.

The nature of the advertising business in China is such that sudden changes in advertising proposals and actual advertisements are frequent. In China, television stations remain responsible for the content of advertisements, and as a result, television stations may reject or recommend changes to the content of advertisements. We are exposed to the risk of unforeseen incidents or disputes with advertising clients. In addition, similar to other companies in our industry in the PRC where relationships between advertising clients within a particular industry and advertising companies are not typically exclusive, we are currently acting for multiple clients within a single industry in a number of industries. If this practice in China were to change in favor of exclusive relationships and if our efforts to respond to this change were ineffective, our business, results of operations and financial condition could be materially and adversely affected.

We rely on contractual arrangements with our affiliated consolidated entities in China, and their shareholders, for our business operations, which may not be as effective in providing operational control or enabling us to derive economic benefits as through ownership of controlling equity interest.

We rely on and expect to continue to rely on contractual arrangements with our affiliated consolidated entities in China and their respective shareholders to operate our advertising services business. These contractual arrangements may not be as effective in providing us with control over the affiliated consolidated entities as ownership of controlling equity interests would be in providing us with control over, or enabling us to derive economic benefits from the operations of, the affiliated consolidated entities. Under the current contractual arrangements, as a legal matter, if any of the affiliated consolidated entities or any of their shareholders fails to perform its, his or her respective obligations under these contractual arrangements, we may have to incur substantial costs and resources to enforce such arrangements, and rely on legal remedies available under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective. For example, if shareholders of an affiliated consolidated entity were to refuse to transfer their equity interests in such affiliated consolidated entity to us or our designated persons when we exercise the purchase option pursuant to these contractual arrangements, we may have to take a legal action to compel them to fulfill their contractual obligations.

If (i) the applicable PRC authorities invalidate these contractual arrangements for violation of PRC laws, rules and regulations, (ii) any affiliated consolidated entity or its shareholders terminate the contractual arrangements or (iii) any affiliated consolidated entity or its shareholders fail to perform their obligations under these contractual arrangements, our business operations in China would be materially and adversely affected, and the value of your stock would substantially decrease. Further, if we fail to renew these contractual arrangements upon their expiration, we would not be able to continue our business operations unless the then current PRC law allows us to directly operate advertising businesses in China.

In addition, if any affiliate consolidated entity or all or part of its assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of the affiliated consolidated entities undergoes a voluntary or involuntary liquidation proceeding, its shareholders or unrelated third-party creditors may claim rights to some or all of these assets, thereby hindering our ability to operate our business, which could materially and adversely affect our business, our ability to generate revenues and the market price of your stock.

All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our operating entities and we may be precluded from operating our business, which would have a material adverse effect on our financial condition and results of operations.

 We may not be able to enter into new, or renew our existing contracts with media.

Our contracts with media such as radio station and television channels are typically for a limited term, without guarantee for renewal upon expiration. Although there are a large number of media in China, the media with the potential to become our business partners are limited. In addition, we face competition for these desirable media resources. While we intend to continue to seek opportunities for acting as the exclusive or non-exclusive advertising agent for desirable media, we may not be successful in obtaining and retaining these resources. As a result, we may not be able to successfully extend or renew our existing agreements with the media, which may have a material adverse effect on our results of operations and business prospects.

We do not maintain liability or disruption, litigation or property insurance, and any business liability or disruption, litigation or property damage we experience might result in substantial costs to us and the diversion of our resources.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited business disruption, business liability or similar business insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of obtaining insurance coverage for these risks and the difficulties associated with obtaining such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China. Any occurrence of an uninsured loss or damage to property, or litigation or business disruption may result in substantial costs to us and the diversion of our resources, which could have an adverse effect on our operating results.

We depend on our senior management’s experience and knowledge of the industry and would be adversely affected by the loss of any of our senior managers.

We are dependent on the continued efforts of our senior management team. If, for any reason, our senior executives do not continue to be active in management, our business, or the financial condition of our Company, our results of operations could be adversely affected. In addition, we do not maintain life insurance on our senior executives and other key employees.

We face significant competition and may suffer from a loss of users and customers as a result.

We expect to face significant competition in our advertising business, particularly from other companies that seek to provide similar services. Many of these competitors have significantly greater financial resources and more personnel than we do. They may also have longer operating histories and more experience in attracting and retaining and managing customers. They may use their experience and resources to compete with us in a variety of ways, including by competing more for users, customers, distributors, media channels and by investing more heavily in research and development and making acquisitions. If we fail to compete effectively, our business, financial condition and results of operation will be adversely affected.

We may face intellectual property infringement claims and other related claims that could be time-consuming and costly to defend and may result in our inability to continue providing certain of our existing services.

Advertising companies are frequently involved in litigation based on allegations of infringement of intellectual property rights, unfair competition, invasion of privacy, defamation and other violations of third-party rights. The validity, enforceability and scope of protection of intellectual property, particularly in China, are uncertain and still evolving. In addition, many parties are actively developing and seeking protection for technologies, including seeking patent protection. There may be patents issued or pending that are held by others that cover significant aspects of our technologies, products, business methods or services. As we face increasing competition and as litigation becomes more common in China for resolving commercial disputes, we face a higher risk of being the subject of intellectual property infringement claims.

Intellectual property litigation is expensive and time consuming and could divert resources and management attention from the operations of our businesses. If there is a successful claim of infringement, we may be required to pay substantial fines and damages or enter into royalty or license agreements that may not be available on commercially acceptable terms, if at all. Our failure to obtain a license of the rights on a timely basis could harm our business. Any intellectual property litigation could have a material adverse effect on our business, financial condition or results of operations.

We may have difficulty raising necessary capital to fund operations as a result of market price volatility for our shares of common stock.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies.  For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control.  If our business development plans are successful, we may require equity financing to continue to develop and exploit existing and new opportunities related to our industry and to expand into new markets.  The exploitation of our services may, therefore, be dependent upon our ability to obtain financing through debt and equity or other means, and we cannot be certain that we will be able to obtain such financing.

Our inability to fund our capital expenditure requirements may adversely affect our growth and profitability.

Our continued growth is dependent upon our ability to generate more revenue from our existing business and raise capital from outside sources. We believe that in order to continue to capture additional market share, we will have to raise more capital to fund our business operations. In the future we may be unable to obtain the necessary financing on a timely basis and on acceptable terms, and our failure to do so may adversely affect our financial position, competitive position, growth and profitability. Our ability to obtain acceptable financing at any time may depend on a number of factors, including: our financial condition and results of operations, the condition of the PRC economy and the advertising industry in the PRC, and conditions in relevant financial markets in the United States, the PRC and elsewhere in the world.

Risks Relating to Doing Business in China

China’s economic policies could affect our business.

All of our assets are located in China and all of our revenue is derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

Failure to comply with PRC regulations relating to offshore investments by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies (“SPV”) by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.

In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us. Many of the terms and provisions in Circular 75 and Notice 106 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 and Notice 106 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 and Notice 106 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

Capital outflow policies in the People’s Republic of China may hamper our ability to remit income to the United States and all our net assets are restricted assets subject to PRC’s capital outflow policies.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency outside of the PRC. We receive substantially all of our revenues in Renminbi. Under the existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required in those cases in which Renminbi is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government also may at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Since all our affiliated operating entities, business operations, revenues and assets are located in China, approximately 100% of the total net assets of all our consolidated and non-consolidated subsidiaries are subject to Chinese government’s limitations on the transferability of Renminbi to foreign currencies and remittance of Renminbi out of China.

Although we do not import goods into or export goods out of the People’s Republic of China, fluctuation of the RMB may indirectly affect our financial condition by affecting the volume of cross-border money flow.

The value of the RMB fluctuates and is subject to changes in the People’s Republic of China political and economic conditions. Since July 2005, the conversion of RMB into foreign currencies, including USD, has been based on rates set by the People’s Bank of China which are set based upon the interbank foreign exchange market rates and current exchange rates of a basket of currencies on the world financial markets.

We may face obstacles from the communist system in the People’s Republic of China.

Foreign companies conducting operations in the People’s Republic of China face significant political, economic and legal risks. The Communist regime in the People’s Republic of China, including a stifling bureaucracy may hinder Western investment.

We may have difficulty establishing adequate management, legal and financial controls in The People’s Republic of China.

The People’s Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

Because our assets and operations are located in the P.R.China, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the United States or any state.

We are a holding company, and all of our assets are located in the P.R.China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the P.R.China would enforce judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or in original actions brought in the P.R.China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the P.R.China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

The PRC legal system embodies uncertainties, which could limit law enforcement availability.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

The admission of China into the World Trade Organization could lead to increased foreign competition.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Corporate and Stock Matters

Risks related to our common stock

The market price for our common stock may be volatile.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors including the following:

actual or anticipated fluctuations in our quarterly operating results,

announcements of new services by us or our competitors,

changes in financial estimates by securities analysts,

changes in the economic performance or market valuations of other companies involved in the same industry,

announcements by our competitors of significant acquisitions, strategic  partnerships, joint ventures or capital commitments,

additions or departures of key personnel,

potential litigation, or

conditions in the market.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Shareholders could experience substantial dilution.

We may issue additional shares of our capital stock to raise additional cash for working capital.  If we issue additional shares of our capital stock, our shareholders will experience dilution in their respective percentage ownership in the company.

We have no present intention to pay dividends.

Neither during the preceding two fiscal years nor during the year ended December 31, 2010 did we pay dividends or make other cash distributions on our common stock, and we do not expect to declare or pay any dividends in the foreseeable future. We intend to retain any future earnings for working capital and to finance current operations and expansion of our business.

A large portion of our common stock is controlled by a small number of shareholders.

A large portion of our common stock is held by a small number of shareholders.  As a result, these shareholders are able to influence the outcome of shareholder votes on various matters, including the election of directors and extraordinary   corporate transactions including business combinations.  In addition, the occurrence of sales of a large number of shares of our common stock, or the perception that these sales could occur, may affect our stock price and could impair our ability to obtain capital through an offering of equity securities. Furthermore, the current ratios of ownership of our common stock reduce the public float and liquidity of our common stock which can in turn affect the market price of our common stock.

We may be subject to "penny stock" regulations.

The Securities and Exchange Commission, or SEC, has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules.  These additional sales practice and disclosure requirements could impede the sale of our securities. Whenever any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the quarter ended June 30, 2011.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)

Exhibits

31.1	Section 302 Certificate of Chief Executive Officer *

31.2	Section 302 Certificate of Chief Financial Officer *

32.1	Section 906 Certificate of Chief Executive Officer *

32.2	Section 906 Certificate of Chief Financial Officer *

* filed herewith

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

TK Star Design, Inc.
(Registrant)

/s/ Guolin Yang
Guolin Yang
Title: President and Chief Executive Officer

August 12, 2011