Form 10-Q
period 2011-09-30
TK Star Design, Inc.
filed 2011-11-14
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

     .. TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

Yes      . No  X .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,485,700 Shares of Common Stock, as of September 30, 2011 and November 10, 2011.

TK STAR DESIGN, INC.

FORM 10-Q

SEPTEMBER 30, 2011

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TK STAR DESIGN, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

(UNAUDITED)

TK STAR DESIGN, INC.

Consolidated Financial Statements

September 30, 2011 and 2010

(Unaudited)

Table of Contents

Page

Report of Independent Registered Public Accounting Firm

5

Consolidated Balance Sheets

6

Consolidated Statements of Operations and Comprehensive Income

7

Consolidated Statements of Stockholders’ Equity

8

Consolidated Statements of Cash Flows

9

Notes to Consolidated Financial Statements

10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

TK Star Design, Inc.

We have reviewed the accompanying consolidated balance sheet of TK Star Design, Inc. (the “Company”) as of September 30, 2011, and the related consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2011 and 2010, stockholders’ equity for the period ended December 31, 2010 and September 30, 2011, and cash flows for the nine months ended September 30, 2011 and 2010. These interim consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao LLC

Parsippany, New Jersey

November 14, 2011

TK STAR DESIGN, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,375,633	$797,093
Accounts receivable, net of allowance for doubtful accounts of $146,317 and $141,830 at September 30, 2011 and December 31, 2010, respectively	7,899,824	3,096,232
Advance payments	10,548,219	4,522,647
Due from unrelated parties	532,532	578,396
Due from shareholders	287,863	413,703
Other current assets	761,879	126,218
Total current assets	22,405,950	9,534,289

Property and equipment, net	3,135,598	3,165,124

Total assets	$25,541,548	$12,699,413

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,625,212	$2,063,089
Short-term bank loan	313,000	303,400
Advances from customers	3,227,595	768,773
Current maturities of capital lease obligations	21,308	20,654
Income taxes payable	4,151,094	2,448,444
Other taxes payable	745,227	722,518
Warrants liability	411,026	-
Other current liabilities	84,587	119,874
Total current liabilities	13,579,049	6,446,752

Long-term capital lease obligations	53,243	67,101

Total liabilities	13,632,292	6,513,853

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 99,000,000 shares authorized, 43,485,700 and 36,351,500 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	43,486	36,352
Additional paid-in capital	1,111,041	458,638
Statutory reserve	257,630	257,630
Retained earnings	10,061,796	5,270,514
Accumulated other comprehensive income	435,303	162,426
Total stockholders’ equity	11,909,256	6,185,560

Total liabilities and stockholders' equity	$25,541,548	$12,699,413

The accompanying notes are an integral part of these consolidated financial statements.

TK STAR DESIGN, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Sales	$9,085,495	$7,212,304	$17,729,962	$11,754,984

Cost of sales	4,262,948	3,705,649	10,623,201	6,311,729

Gross profit	4,822,546	3,506,655	7,106,761	5,443,255

Operating expenses:
Selling, general and administrative expenses	420,817	170,214	859,678	402,529
Total operating expenses	420,817	170,214	859,678	402,529

Income from operations	4,401,730	3,336,441	6,247,083	5,040,726

Other income (expenses):
Interest income (expenses)	(7,228)	(2,224)	(14,053)	(2,043)
Non-operating income (expenses)	144,938	(9,653)	143,486	(11,882)
Change in fair value of warrants liability	15,437	-	15,437	-
Total other income (expense)	153,147	(11,877)	144,870	(13,925)

Income before provision for income tax	4,554,877	3,324,564	6,391,953	5,026,801

Provision for income tax	1,142,435	852,588	1,600,671	1,281,897

Net income	3,412,442	2,471,976	4,791,282	3,744,904

Other comprehensive income
Foreign currency translation adjustment	133,194	80,033	272,877	90,088

Comprehensive income	$3,545,636	$2,552,009	$5,064,159	$3,834,992

Earnings per common share
Basic	$0.08	$0.07	$0.13	$0.10
Diluted	$0.08	$0.07	$0.13	$0.10

Weighted average number of common shares outstanding
Basic	41,934,787	36,351,500	38,239,965	36,351,500
Diluted	41,934,787	36,351,500	38,239,965	36,351,500

The accompanying notes are an integral part of these consolidated financial statements.

TK STAR DESIGN, INC.

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional			Accumulated other	Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Statutory Reserve	Retained Earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2010	-	$ -	36,351,500	$36,352	$ 231,838	$127,167	$ 679,541	$ 485	$ 1,075,383

Net income	-	-	-	-	-	-	4,721,436	-	4,721,436

Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	-	161,941	161,941
Comprehensive Income	-	-	-	-	-	-	-	-	4,883,377

Statutory reserve	-	-	-	-	-	130,463	(130,463)	-	-

Capital contribution from shareholders	-	-	-	-	226,800	-	-	-	226,800

Balance as of December 31, 2010	-	$ -	36,351,500	$36,352	$ 458,638	$ 257,630	$ 5,270,514	$ 162,426	$ 6,185,560

Net income	-	-	-	-	-	-	4,791,282	-	4,791,282

Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	-	272,877	272,877
Comprehensive Income	-	-	-	-	-	-	-	-	5,064,159

Effects of reverse recapitalization	-	-	649,000	649	(649)	-	-	-	-

Issuance of common stock	-	-	615,000	615	203,081	-	-	-	203,696

Conversion of promissory notes	-	-	5,870,200	5,870	(5,870)	-	-	-	-

Capital contribution from shareholders	-	-	-	-	455,841	-	-	-	455,841

Balance as of September 30, 2011	-	$ -	43,485,700	$43,486	$1,111,041	$257,630	$10,061,796	$ 435,303	$ 11,909,256

The accompanying notes are an integral part of these consolidated financial statements.

TK STAR DESIGN, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net Income	$4,791,282	$3,744,904
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	141,840	31,873
Provision for bad debts	-	58,892
Changes in fair value of warrants liability	(15,437)
Changes in current assets and current liabilities:
Accounts receivable	(4,634,663)	(3,508,116)
Advance payments	(5,793,762)	(3,105,830)
Other current assets	(608,062)	(66,598)
Accounts payable and accrued expenses	2,461,685	2,160,069
Advance from customers	2,397,785	559,539
Income taxes payable	1,600,671	1,261,591
Other taxes payable	(150)	19,512
Other current liabilities	(55,022)	191,056
Total Adjustments	(4,505,115)	(2,398,012)

Net cash provided by operating activities	286,167	1,346,892

Cash flows from investing activities:
Acquisition of property and equipment	(14,121)	(17,611)
Due from unrelated parties	63,197	74,286
Due from shareholders	124,112	(272,347)

Net cash provided by (used in) investing activities	173,189	(215,672)

Cash flows from financing activities:
Proceeds from issuance of securities	615,000	-
Additional paid in capital – capital contribution from shareholders	455,841	-
Proceeds from short-term bank loan	-	294,200

Net cash provided by financing activities	1,070,841	294,200

Effect of foreign currency translation on cash	48,343	34,482

Net increase in cash and cash equivalents	1,578,541	1,459,902

Cash and cash equivalents – beginning	797,093	455,466

Cash and cash equivalents – ending	$2,375,633	$1,915,368

Supplemental schedule of non cash activities:

Capital lease payment made by a shareholder on behalf of the Company	$15,740	$-

Supplemental disclosure information:
Cash paid for interest	$14,053	$2,043
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 – Organization and Nature of Business

TK Star Design, Inc. (“PUBCO” or the “Company”), a publicly traded company, was incorporated under the laws of the State of Nevada on November 3, 2008. TK Star is a reporting company pursuant to the Securities Exchange Act of 1934 and its shares are currently quoted on the OTCQB and OTC Bulletin Board. The primary business of TK Star Design is to repair, maintain and service metal gym and heavy duty weight equipment for commercial gyms and health club facilities located in the Metropolitan New York Area.

On July 20, 2011, PUBCO entered into a Share Exchange Agreement with the shareholders of Phoenix International. Pursuant to the terms of the Share Exchange Agreement, PUBCO agreed to acquire all of the issued and outstanding shares of Phoenix International from the Phoenix International Shareholders in exchange for the issuance by PUBCO to the Phoenix International Shareholders of an aggregate of 36,351,500 newly-issued shares of common stock of PUBCO, $ 0.001 par value per share (the “Share Exchange”), which, upon completion of the transactions contemplated by the Share Exchange Agreement, constitutes a controlling majority of PUBCO’s issued and outstanding shares of common stock. Upon the closing of the share exchange transaction, Phoenix International became the wholly owned subsidiary of PUBCO and PUBCO ceased the business of repairing, maintaining and servicing metal gym and heavy duty weight equipment, and became engaged in the advertising and brand name development business in China through Phoenix International and its subsidiary and affiliated companies in China.

Phoenix International (China) Limited (“Phoenix International”) was incorporated on October 19, 2009 under the laws of Hong Kong, the People’s Republic of China (“PRC”). On June 7, 2010, Phoenix International invested 100% in Hunan Beiwei International Media Consulting Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) in the county of Changsha, Hunan Province, PRC under the corporate laws of PRC.

On June 15, 2010, the WFOE entered into a series of agreements, the purpose of which was to restructure Changsha Zhongte Trade Advertising Co., Ltd., (“Zhongte”), Changsha North Latitude 30 Cultural Communications Co., Ltd. (“North Latitude”) and Changsha Beichen Cultural Communications Co., Ltd (“Beichen”) in accordance with PRC law such that it could seek capital and grow its business (the “Restructuring”). Zhongte, North Latitude and Beichen were formed on September 27, 2002, August 26, 2003 and June 3, 2008, respectively, in the city of Changsha, Hunan Province, PRC under the corporate laws of PRC. The Agreements, including but not limited to, a Consulting Services Agreement and an Operating Agreement, provide that all business revenues of Zhongte, North Latitude and Beichen will be directed in full by Zhongte, North Latitude and Beichen into bank accounts nominated by the WFOE, and the WFOE agrees to, as the guarantor for Zhongte, North Latitude and Beichen in the contracts, agreements or transactions in connection with Zhongte’s, North Latitude’s and Beichen’s operations with any other third party, provide full guarantee for the performance of such contracts, agreements or transactions. As a result of the above-described agreements, Zhongte, North Latitude, and Beichen became the WFOE’s Variable Interest Entities as defined in FASB ASC 810 (formerly FIN-46R).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

As disclosed in Note 1, the WFOE entered into a series of VIE agreement with Zhongte, North Latitude and Beichen. Under FASB ASC 810-10 (formerly FIN 46R), Zhongte, North Latitude, Beichen became the variable interest entities, or VIE, of the WFOE by virtue of the VIE Agreements. As the sole purpose and objective of the VIEs is to provide resources and benefits to the WFOE, the WFOE is the primary beneficiary that can consolidate the VIEs. Therefore, the WFOE and its controlled subsidiaries are consolidated into the Company’s financial statements. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by the US GAAP for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Note 2 – Summary of Significant Accounting Policies (continued)

Interim Financial Statements

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, as not all disclosures required by generally accepted accounting principles in the United States of America for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended December 31, 2010.

Note 3 – Accounts Receivable

Accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $146,317 and $141,830 as of September 30, 2011 and December 31, 2010, respectively.

Note 4 – Advance Payments

As a common business practice, the Company is required to make advance payments to certain media for issuing advertisements. As of September 30, 2011 and December 31, 2010, balances on advance payments were $10,548,219 and $4,522,647, respectively.

Note 5 – Due from Unrelated Parties

As of September 30, 2011 and December 31, 2010, the Company had outstanding loans to unrelated parties of $532,532 and $578,396, respectively. These loans are good-faith based, non-interest bearing and payable on demand.

Note 6 – Due from Shareholders

As of September 30, 2011 and December 31, 2010, the Company had outstanding loans to shareholders of $287,863 and $413,703, respectively. These loans are short-term in nature, unsecured and non-interest bearing and payable on demand.

Note 7 – Property and Equipment

Property and equipment as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010

Office equipment and furniture	$178,610	$159,234
Vehicles	218,340	211,644
Vehicles – capital lease	149,400	144,818
Buildings	2,957,850	2,867,130
Subtotal	3,504,200	3,382,826
Less: accumulated depreciation	368,602	217,702

Total	$3,135,598	$3,165,124

Depreciation expense for the three months ended September 30, 2011 and 2010 was $49,868 and $10,846, and for the nine months ended September 30, 2011 and 2010 was $141,840 and $31,873, respectively. Amortization of Vehicles under capital lease included in depreciation expense for the three months ended September 30, 2011 and 2010 was $5,247 and $5,007, and for the nine months ended September 30, 2011 and 2010 was $15,639 and $16,076, respectively.

Note 8 – Capital Leases – Future Minimum Lease Payments

The Company leases certain vehicles under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the property and equipment and was $149,400 and $144,818 as of September 30, 2011 and December 31, 2010, respectively. Accumulated amortization of the leased vehicles as of September 30, 2011 and 2010 was $93,884 and $124,121, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments as of September 30, 2011 are as follows:

Year Ending December 31,	Amount
2011	$7,450
2012	20,654
2013	11,552
2014	4,747
2015	4,747
Thereafter	25,401
Total minimum lease payments	$74,551

Less: Current maturities of capital lease obligations	(21,308)
Long-term capital lease obligations	$53,243

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	September 30, 2011	December 31, 2010

Accounts payable	$4,430,538	$1,908,089
Accrued expenses	194,675	155,000

Total	$4,625,212	$2,063,089

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 10 – Short-Term Bank Loan

Short-term bank loan consists of the following:

	September 30,	December 31,
	2011	2010
On July 5, 2011, the Company signed a loan agreement with Bank of

Changsha in the amount of $313,000 with a lien on the Company’s revenue. The loan is to be repaid in full in August, 2012 and the interest is calculated using annual fixed interest rate of 7.98%, paid monthly.

The loan is insured by Hunan Furong Surety for Small to Mid-size Enterprise, Ltd.	$313,000	$-

Note 10 – Short-Term Bank Loan (continued)

	September 30,	December 31,
	2011	2010
On July 26, 2010, the Company signed a loan agreement with Bank of Changsha in the amount of $305,400, which is to be repaid in full by July 27, 2011, The interest is calculated using annual fixed interest rate of 5.31% and paid monthly. The loan is guaranteed by Hunan Furong Credit Guaranty for Small to Mid-size Enterprise, Ltd.	$-	$303,400

Total short-term bank loan	$313,000	$303,400

Note 11 – Advances from Customers

As of September 30, 2011 and December 31, 2010, the Company had advances from customers of $3,227,595 and $768,773, respectively. As a common business practice, the Company requires certain customers to make advance payments for advertisements. Such advances are interest-free and unsecured.

Note 12 – Other Taxes Payable

Other taxes payable consists of the following:

	September 30, 2011	December 31, 2010

Business taxes payable	$518,067	$501,108
Fees and surcharges payable	227,160	221,410

Total	$745,227	$722,518

Note 13 – Stock Authorization and Issuance

On July 20, 2011, Phoenix International (China) Limited and its shareholders, Guolin Yang, Zhenping Wang, Hongdong Xu, and Jun Liang, (collectively, the “Shareholders”) entered into a Share Exchange Agreement with TK Star Design Inc (“PUBCO”). Pursuant to the terms of the Share Exchange Agreement, PUBCO agreed to acquire all of the issued and outstanding shares of Phoenix International from the Shareholders in exchange for PUBCO to issue an aggregate of 36,351,500 shares of common stock to the Shareholders, at $0.001 par value per share (the “Share Exchange”), which, upon completion of the transactions contemplated by the Share Exchange Agreement, constitutes a controlling majority of PUBCO’s issued and outstanding shares of common stock.  Upon consummation of the Share Exchange, Phoenix International became a wholly-owned subsidiary of PUBCO.

Immediately upon the entry of the Share Exchange Agreement on July 20, 2011, PUBCO entered into Subscription Agreements with a group of accredited investors (“Investors”).   Pursuant to the Subscription Agreements, the Investors purchased (i) 615,000 shares of the PUBCO’s common stock (the “Purchased Shares”) for the purchase price of $1.00 per share; (ii) Series A share purchase warrants to purchase, individually one share of the PUBCO’s common stock and, collectively, 1,230,000 shares of the PUBCO’s common stock (the “Series A Warrants”); (iii) Series B share purchase warrants to purchase, individually one share of the PUBCO’s common stock and, collectively, 1,230,000 shares of the PUBCO’s common stock (the “Series B Warrants”); (iv) Series C share purchase warrants to purchase, individually one share of the PUBCO’s common stock and, collectively, 615,0000 shares of the PUBCO’s common stock (the “Series C Warrants”); and (v) Series D share purchase warrants  to purchase , individually one share of the PUBCO’s common stock and, collectively, 615,000 shares of the PUBCO’s common stock (the “Series D Warrants”) (collectively, the Series A Warrants, the Series B Warrants, the Series C Warrants and the Series D Warrants, the “Warrants”). Each purchase of a Purchased Shares entitles the Investors to two shares of Series A Warrants, two shares of Series B Warrants, one share of Series C Warrants and one share of Series D Warrants.

Note 13 – Stock Authorization and Issuance (continued)

Pursuant to the Subscription Agreements and the related Registration Rights Agreements, PUBCO has agreed to file a resale Registration Statement on Form S-1  within 45 days following the closing of the Subscription Agreements (“Required Filing Date”) registering the Purchased Securities (together the “Registrable Securities”) with the Securities and Exchange Commission (the “SEC”).   In the event PUBCO has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC by 120 days after the Required Filing Date, PUBCO has agreed to pay liquidated damages to each Investor, from and including the day following such Filing Default until the date that the Registration Statement is filed with the SEC, or until the Registration Statement is declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such Investor pursuant to the Purchase Agreement.  In no event, however, may the penalties exceed 9% in the aggregate of such total purchase price.

Immediately upon the entry of Share Exchange Agreement and Purchase Agreement on July 20, 2011, PUBCO authorized the conversion of unpaid convertible promissory notes in the total amount of $ 5,870.20 into 5,870,200 shares of common stock, at the conversion price of $ 0.001 per share.

Immediately upon the entry of the Subscription Agreements on July 20, 2011, PUBCO entered into a Communications Services Agreement (‘Services Agreement”) with JOL Group, LLC under which JOL Group, LLC will provide PUBCO with the communications and marketing services and PUBCO will pay $ 400,000 for JOL Group, LLC’s services. $ 260,000 will be paid upon the closing of the said Subscription Agreements and $ 140,000 will be paid by the 105th day following the closing of the Subscription Agreements. Mr. Guolin Yang, a major shareholder of PUBCO upon completion of the share exchange transaction, will have 900,000 shares of common stock owned by him to be placed in an escrow account as collateral for the timely payment of $ 140,000.

Note 14 – Warrants Liability

The fair value of the warrants liability as of September 30, 2011 was as following:

September 30, 2011
Series A Warrants issued on July 20, 2011, at fair value	$166,011
Series B Warrants issued on July 20, 2011, at fair value	134,673
Series C Warrants issued on July 20, 2011, at fair value	55,171
Series D Warrants issued on July 20, 2011, at fair value	55,171
Total	$411,026

The terms of these warrants issued on July 20, 2011, as described in Note 14, are as follows: (a) Series A warrants with an expected term of 5 years entitles holders to purchase an aggregate of 1,230,000 shares of the PUBCO’s common stock at an exercise price of $0.5 per share; (b) Series B warrants with an expected term of 5 years entitles holders to purchase an aggregate of 1,230,000 shares of the PUBCO’s common stock at an exercise price of $0.75 per share; (c) Series C warrants with an expected term of 5 years entitles holders to purchase an aggregate of 615,000 shares of the PUBCO’s common stock at an exercise price of $1.00 per share; and (d) Series D warrants with an expected term of 5 years entitles holders to purchase an aggregate of 615,000 shares of the PUBCO’s common stock at an exercise price of $1.00 per share. Pursuant to the agreement of these warrants, these warrants may be settled by physical or net share settlement at a choice of the holder. In addition, these warrants are subject to the Registration Rights Agreement as described in Note 14. Under such agreement, the Company agreed to pay liquidated damages to each Investor at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of $615,000 in the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC by 120 days after the Required Filing Date. In no event, however, may the penalties exceed 9% in the aggregate of $615,000. Since the Company has an absolute obligation to make cash payments to the holder of the warrants in the event the Company fails to make timely filings with the SEC, under FASB ASC 815 (formerly EITF 00-19), the series A, B, C, D warrants issued by the Company on July 20, 2011 are accounted for as liability. The Company used the Binomial model in calculating the fair market value of the Warrants. The principal assumptions used in the computation of the Warrants are: expected term of 5 years; a risk-free rate of return of 0.96%; dividend yield of zero percent; and a volatility of 70%.

Note 15 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries. The Company’s business is conducted solely in the PRC. As the Company is a U.S. holding company, it has not recorded any income from operation for the years ended September 30, 2011 and 2010, there was no provision or benefit for U.S. income tax purpose.

Phoenix International (China) Limited was incorporated in Hong Kong, China. Under the corporate tax laws of Hong Kong, it is not subject to tax on income or capital gains.

The Company’s Chinese subsidiary and affiliated operating companies are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. .

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new tax law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the nine months ended September 30, 2011 and 2010, the income taxes provision for the Company was $1,600,671 and $1,281,897, respectively.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a FIE prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

Note 16 – Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share have been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the warrants granted to investors because of their anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$3,412,442	$2,471,976	$4,791,282	$3,744,904

Weighted average common shares (denominator for basic earnings per share)	41,934,787	36,351,500	38,239,965	36,351,500

Effect of dilutive securities:	-	-	-	-

Weighted average common shares (denominator for basic earnings per share)	41,934,787	36,351,500	38,239,965	36,351,500

Basic earnings per share	$0.08	$0.07	$0.13	$0.10
Diluted earnings per share	$0.08	$0.07	$0.13	$0.10

Note 17 – Risk Factors

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 18 – Risk of Concentrations and Credit Risk

For the nine months ended September 30, 2011 and 2010, five major media vendors accounted for approximately 75.28% and 58.81% of the Company’s cost for issuing advertisements, respectively. Total advertisements issued by these media vendors were $7,997,495 and $3,711,928 for the nine months ended September 30, 2011 and 2010, respectively.

Two major customers accounted for approximately 25.30% and 19.42% of the Company’s sales for the nine months ended September 30, 2011 and 2010, respectively. Total sales to these customers were $4,485,680 and $2,283,258, for the nine months ended September 30, 2011 and 2010, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TK Star for the three months ended September 30, 2011 and 2010 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report for the year ended December 31, 2010.

Overview

We mainly engage in the business of advertisement and brand name development in China, especially in Hunan Province and other southern Chinese provinces. Our business operations are carried out through our variable interest entities Changsha North Latitude 30 Cultural Communications Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“North Latitude”); Changsha Beichen Cultural Communications Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Beichen”) and Changsha Zhongte Trade Advertising Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Zhongte”). Each of the North Latitude, Beichen and Zhongte has its own focus area: North Latitude and Beichen are both specialized in automobile industrial advertisement and brank name development while North Latitude focuses on organizing the auto exhibitions and product promotional events and Beichen focuses on the advertisement coverage on regular media such as TV channels, radio and newspaper. Zhongte focuses on advertisement of other industries, especially food and textile industries.

Company History

We were incorporated under the laws of the State of Nevada on November 3, 2008. Originally we engaged in the business of repairing, maintaining and servicing metal gym and heavy duty weight equipment for commercial gyms and health club facilities located in the Metropolitan New York Area

On July 20, 2011, we entered into a Share Exchange Agreement with the shareholders of Phoenix International (China) Limited, a company organized under the laws of Hong Kong (“Phoenix International”). Pursuant to the terms of the Share Exchange Agreement, we acquired all of the issued and outstanding shares of Phoenix International from the Phoenix International Shareholders in exchange for the issuance by us to the Phoenix International Shareholders of an aggregate of 36,351,500 newly-issued shares of common stock, $ 0.001 par value per share (the “Share Exchange”), which, upon completion of the transactions contemplated by the Share Exchange Agreement, constitutes a controlling majority of our issued and outstanding shares of common stock. Upon the closing of the share exchange transaction, Phoenix International became our wholly owned subsidiary and we ceased the business of repairing, maintaining and servicing metal gym and heavy duty weight equipment, and became engaged in the advertising and brand name development business in China through Phoenix International and its subsidiary and affiliated companies in China.

 Phoenix International is a holding company that owns 100% of the equity of Hunan Beiwei. Hunan Beiwei, a PRC company established in June 2010, is a wholly owned subsidiary of Phoenix International.  On June 15, 2010, Hunan Beiwei entered into a set of contractual arrangements with three operating companies in Changsha, Hunan Province, China, which were North Latitude, Beichen and Zhongte. The contractual arrangements are comprised of a series of agreements, including a Consulting Service Agreement and an Operating Agreement, through which Hunan Beiwei has the right to advise, consult, manage and operate North Latitude, Beichen and Zhongte and to collect and own all of North Latitude, Beichen and Zhongte’s net profits and net losses. Additionally, under a Proxy Agreement, the shareholders of North Latitude, Beichen and Zhongte have vested their voting control over North Latitude, Beichen and Zhongte to Hunan Beiwei. In order to further reinforce Hunan Beiwei’s rights to control and operate North Latitude, Beichen and Zhongte, North Latitude, Beichen and Zhongte and its shareholders have granted Hunan Beiwei, under an Option Agreement, the exclusive right and option to acquire all of their equity interests in North Latitude, Beichen and Zhongte, or, alternatively, all of the assets of North Latitude, Beichen and Zhongte. Further, the shareholders of North Latitude, Beichen and Zhongte agreed to pledge all of their rights, titles and interests in North Latitude, Beichen and Zhongte to Hunan Beiwei under an Equity Pledge Agreement.

Upon entry of these contractual arrangements, North Latitude, Beichen and Zhongte became the Variable Interest Entities (“VIE”) of Hunan Beiwei pursuant to FIN 46 (R) and Hunan Beiwei was able to carry out business operations through North Latitude, Beichen and Zhongte.

Sales and Marketing

Our business operations are carried out through our variable interest entities North Latitude, Beichen and Zhongte. Each of their customers vary depending on the focus of each of their own business.

North Latitude is one of the largest automobile advertising and brand name developing companies in Hunan Province, China. North Latitude is the designated national advertising agency of Changsha Automobile Plant, a local division of FOTON which is one of the largest commercial vehicle manufacturers in Asia. North Latitude is the Hunan Province exclusive advertising agent for over 10 well-known automobile brands, including Faw-Volkswagen, Shanghai Volkswagen, Dongfeng Citroen, Faw Toyota, Guangzhou Honda, SAIC MG and etc. It also represents, on non-exclusive basis, more than 30 other automobile brands in Hunan and neighboring provinces. It has designed and organized hundreds of product exhibitions and promotional events and gained high reputation in automotive industry in Hunan region.

Beichen, like North Latitude, also provides advertising services for automobile industries. Its customers include Faw-Volkswagen, Shanghai Volkswagen, Dongfeng Citroen, Faw Toyota, Guangzhou Honda, SAIC MG and etc.

Zhongte provides comprehensive advertising services for a variety of industries, especially food and textile industries. Its customers include several China’s most famous brands such as SEVEN brand apparel, WangBuLiao apparel, Huang Ye Bing-Lang, Ausnutria Dairy and many others.

Strategy

1. We are the leading advertising and brand name developing company in Hunan Province, China and we occupied more than 73% of the Hunan market for automobile industry advertisement.  Our major competitors, including Hunan Public Channel Automobile Program, Changsha Economics and Trade Television Channel Automobile Program and other scattered automobile advertising companies, only have 27% of the Hunan market.

2. We have a group of highly regarded professionals to serve our customers. We also have a top-level management team who has had more than 10 years experiences in advertising business.

3. We have strong relationship with a number of famous automobile companies which enables us to expand our business to other parts of China by becoming the national and multi-regional advertising agencies for our existing customers.

4. We have access to a lot of high quality media resources, such as television stations, radio, newspaper and magazines. Our strong connections with these media enable us to negotiate better contract terms and prices for the media coverage.

Strategies

We believe that we are well-positioned to address the advertising demands of our clients by securing additional advertising media resources and also entering the new advertisement media areas such as elevator door advertisement. Our strategies are:

1. Expand our business to more regions and the entire China. Currently we own the majority market shares in Hunan. We plan to first expand to Yangtze River delta. Then we will expand to Pearl River delta region and Beijing-Tianjin metro region.

2. Expand and enhance our portfolio of advertising media resources. We plan to enter exclusive advertising coverage contracts with 20 more media programs. These efforts will increase the volume of our media coverage by 35% annually.

3. Enter new advertisement media area and develop our own media programs. We plan to expand the Elevator Door Advertisement business to 7 major cities in South and South-Central China and sign up 21,600 new elevator door locations. We also plan to develop our own media program such as websites.

4. Continue to expand our advertising customer base.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended September 30, 2011and2010

Three Months Ended September 30, 2011	2011	2010
Sales	$9,085,495	$7,212,304
Cost of sales	$4,262,948	$3,705,649
Gross profit	$4,822,546	$3,506,655
Selling, general and administrative expenses	$420,817	$170,214
Other income (expense)	$153,147	$(11,877)
Income taxes	$1,142,435	$852,588
Net income	$3,412,442	$2,471,976
Foreign currency translation adjustment	$133,194	$80,033
Comprehensive income	$3,545,636	$2,552,009

Sales: Our sales for the three months ended September 30, 2011 were $9,085,495, an increase of $1,873,191, or 26% from our sales of $7,212,304 for the three months ended September 30, 2010. Such increase was mainly due to our continued sales and marketing efforts to locate and the new customers also contributed to the sales growth.

Cost of Sales: Our cost of sales for the three months ended September 30, 2011 was $4,262,948, an increase of $557,299, as compared to $3,705,649 for the three months ended September 30, 2010. This increase was primarily due to the expansion of our business. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Gross Profit: As a result of the foregoing, we generated an operating profit of $4,822,546 for three months ended September 30, 2011, a 37.6% increase from comparable period in 2010.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were $420,817 for the three months ended September 30, 2011 as compared to $170,214 for the three months ended September 30, 2010, an increase of $250,603. The increase of these major expenses was mainly due to reverse merger costs.

Income Taxes: Our income tax was $1,142,435 for the three months ended September 30, 2011, comparing to $852,588 for the same quarter ended September 30, 2010, an increase of $289,847. Such increase is due to the increased income from operations.

Net Income: Net income for the three months ended September 30, 2011 was $3,412,442, an increase of $940,466 from $2,471,976, compared with that of the three months ended September 30, 2010. This increase was the result of the beginning of normal operations in 2011. Management believes that this trend will continue during our 2011 fiscal year and beyond.

Comprehensive income: The comprehensive income, which adds the currency adjustment to net income, was $133,194 for the three months ended September 30, 2011 as compared with $80,033 for the three months ended September 30, 2010. The increase of comprehensive income was mainly due to increase of our net income.

Comparison of the nine months ended September 30, 2011and2010

Nine Months Ended September 30, 2011	2011	2010
Sales	$17,729,962	$11,754,984
Cost of sales	$10,623,201	$6,311,729
Gross profit	$7,106,761	$5,443,255
Selling, general and administrative expenses	$859,678	$402,529
Other income (expense)	$144,870	$(13,925)
Income taxes	$1,600,671	$1,281,897
Net income	$4,791,282	$3,744,904
Foreign currency translation adjustment	$272,877	$90,088
Comprehensive income	$5,064,159	$3,834,992

Sales: Our sales for the nine months ended September 30, 2011 were $17,729,962, an increase of $5,974,978, or 50.9% from our sales of $11,754,984 for the nine months ended September 30, 2010. Such increase was mainly due to our continued sales and marketing efforts to locate and the new customers also contributed to the sales growth.

Cost of Sales: Our cost of sales for the nine months ended September 30, 2011 was $10,623,201, an increase of $4,311,472, as compared to $6,311,729 for the nine months ended September 30, 2010. This increase was primarily due to the expansion of our business. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Gross Profit: As a result of the foregoing, we generated an operating profit of $7,106,761 for nine months ended September 30, 2011, a 30.6% increase from comparable period in 2010.

Operating Expenses: Operating expenses, including selling expenses, and general and administrative expenses, were $859,678 for the nine months ended September 30, 2011 as compared to $402,529 for the nine months ended September 30, 2010, an increase of $457,149. The increase of these major expenses was due to our commencement of production, distribution activities and reverse merger costs.

Income Taxes: Our income tax was $1,600,671 for the nine months ended September 30, 2011, comparing to $1,281,897 for the same quarter ended September 30, 2010, an increase of $318,774. Such increase is due to the increased income from operations.

Net Income: Net income for the nine months ended September 30, 2011 was $4,791,282, an increase of $1,046,378 from $3,744,904, compared with that of the nine months ended September 30, 2010. This increase was the result of the beginning of normal operations in 2011. Management believes that this trend will continue during our 2011 fiscal year and beyond.

Foreign Currency Translation Adjustment: Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive income in the consolidated statement of stockholders' equity and amounted to $435,303 as of September 30, 2011. The balance sheet amounts with the exception of equity at September 30, 2011 and December 31, 2010 were translated at RMB 6.390 and RMB 6.5920 to 1.00 U.S. dollar. The equity accounts were stated at their historical rate. The average translation rates applied to income statement accounts for the nine months ended September 30, 2011 and 2010 were RMB 6.487 and RMB 6.822 to 1.00 U.S. dollar.

Comprehensive income: The comprehensive income, which adds the currency adjustment to net income, was $272,877 for the nine months ended September 30, 2011 as compared with $90,088 for the nine months ended September 30, 2010. The increase of comprehensive income was mainly due to increase of our net income.

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $2,375,633. Our current assets were $22,405,950 and our current liabilities were $13,579,049 as of September 30, 2011, which resulted in a current ratio of approximately 1.65:1. Total stock holders’ equity as of September 30, 2011 was $11,909,256.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the nine months ended September 30,
	2011	2010
Cash flow provided by operating activities	$286,167	$1,346,892
Cash flow provided by (used in) investing activities	173,189	(215,672)
Cash flow provided by financing activities	1,070,841	294,200

Net cash provided by operating activities was $286,167 for the nine months ended September 30, 2011, a decrease of $1,060,725 from $1,346,892 for the nine months ended September 30, 2010 primarily as a result of increase in advance payments for certain media.

Net cash provided by investing activities was $173,189 for the nine months ended September 30, 2011, which was an increase of $388,861 from net cash used in investing activities was $215,672 for the nine months ended September 30, 2010.

Net cash provided by financing activities amounted to $1,070,841 for the nine months ended September 30, 2011, compared to net cash provided by financing activities of $294,200 for the nine months ended September 30, 2010. The increase of cash provided by financing activities was primarily results of proceeds from issuance of securities and cash contributed from shareholders for the nine months ended September 30, 2011.

Off -Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and judgments. See Note 2 to our consolidated financial statements, “Basis of Presentation and Summary of Significant Accounting Policies.” We believe that the following paragraphs reflect the more critical accounting policies that currently affect our financial condition and results of operations:

Use of Estimates

The preparation of consolidated financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include reserves for accounts receivable and income taxes. Actual results could differ from those estimates.

Revenue Recognition

The Company derives its revenues primarily from designing, producing and distributing advertisements.  Revenue for the Company’s services is recognized when all of the following criteria are satisfied: (a) persuasive evidence of an arrangement exists; (b) the price is fixed or determinable; (c) collectability is reasonably assured; and (d) services have been performed.  Advertising revenue from television advertisement is recognized as the commercials are aired.  Advertising revenue from newspapers is recognized when the advertisements are published.  When the Company receives advance payments from clients, management records these amounts as advances from customers until the revenue is recognized.  Because the Company acts as a principle obligor to its advertising clients, the Company reports revenue on a gross basis.

Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” codified in ASC Topic 230, the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from balances outstanding at the end of the period.  Based on its assessment of the credit history with customers having outstanding balances and current relationships with them, management makes conclusions whether any realization of losses on balances outstanding at the end of the period will be deemed uncollectible based on the age of the receivables. The Company reserves 5% of accounts receivable balances that have been outstanding for more than six months and less than one year, 20% of accounts receivable balances that have been outstanding for more than one year and less than two years, and 100% of accounts receivable balances that have been outstanding for more than two years.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 to 8 years
Office equipment and furniture	3 to 5 years
Building and improvements	10 to 20 years

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

As of September 30, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management believes that the Company's internal control over financial reporting is effective.

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

ITEM 1A.  RISK FACTORS

Not required for Smaller Reporting Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 20, 2011, Thomas P. Kinney and Terry Kowalsky, two major shareholders of TK Star Design Inc (“Company”) entered into a common stock purchase agreement under which Thomas P. Kinney cancelled 10,496,000 shares of common stock he owned in Company and sold remaining 4,000 shares of common stock to Sasha Shemirani (“Purchaser”) for $ 25,000. Terry Kowalsky cancelled 65,000 shares of common stock of Company owned by him. In addition, Catherine. Kowalsky, Justin Kowalsky,and Garret Kowalsky also cancelled  a total of 30,000 shares of common stock of Company. In consideration of the cancellation of 10,496,000 shares of Company held and owned by Thomas P. Kinney, on the same day, July 20, 2011, Company entered into an Assignment and Assumption Agreement with Thomas P. Kinney, under which Company assigned to Thomas P. Kinney all the rights and interests in the assets and business of Company and Thomas P. Kinney assumed all Assumed Liabilities (as defined in the Assignment and Assumption Agreement) of Company.

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

Pursuant to the Subscription Agreements and the related Registration Rights Agreements, Company has agreed to file a resale Registration Statement on Form S-1  within 45 days following the closing of the Subscription Agreements (“Required Filing Date”) registering the Purchased Securities (together the “Registrable Securities”) with the Securities and Exchange Commission (the “SEC”).   In the event Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC by 120 days after the Required Filing Date, Company has agreed to pay liquidated damages to each Investor, from and including the day following such Filing Default until the date that the Registration Statement is filed with the SEC, or until the Registration Statement is declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such Investor pursuant to the Purchase Agreement.  In no event, however, may the penalties exceed 9% in the aggregate of such total purchase price.

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

101

The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

101.INS**

XBRL Instance

101.SCH**

XBRL Taxonomy Extension Schema

101.CAL**

XBRL Taxonomy Extension Calculation

101.DEF**

 XBRL Taxonomy Extension Definition

101.LAB**

XBRL Taxonomy Extension Labels

101.PRE**

XBRL Taxonomy Extension Presentation

* filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

November 14, 2011

TK Star Design, Inc.

(Registrant)

/s/ Guolin Yang

Guolin Yang

Title: President and Chief Executive Officer