Form 10-K
period 2011-12-31
CHINA GLOBAL MEDIA INC
filed 2012-03-30
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2011

       .   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

China Global Media, Inc.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

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

The aggregate market value of the voting and non-voting stock (8,838,770 shares of common stock) held by non-affiliates of the registrant, as of March 28, 2012, was approximately $ 1,590,979, computed by reference to the last reported sale price of $0.18 per share on March 28, 2012.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,485,700 Shares of Common Stock, as of March 28, 2012

FORM 10-K

As used in this Form 10-K Annual Report, unless the context requires or is otherwise indicated, the terms “we,” “us,” “our,” the “Registrant,” the “Company,” “our company” and similar expressions include the following entities (as defined below):

(i)

China Global Media, Inc., formerly known as TK Star Design, Inc., a Nevada corporation (“Company”), which is a publicly traded company;

(ii)

Phoenix International (China) Limited, a company organized under the laws of Hong Kong and a wholly-owned subsidiary of Company (“Phoenix International”);

(iii)

Hunan Beiwei International Media Consulting Co., Ltd, a limited liability company organized under the laws of the People’s Republic of China and a wholly-owned subsidiary of Phoenix International (“Hunan Beiwei”);

(iv)

Changsha North Latitude 30 Cultural Communications Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Hunan Beiwei through contractual arrangements (“North Latitude”);

(v)

Changsha Beichen Cultural Communications Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Hunan Beiwei through contractual arrangements (“Beichen”);

(vi)

Changsha Zhongte Trade Advertising Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China and an affiliated entity of Hunan Beiwei through contractual arrangements (“Zhongte”)

“China” or “PRC” refers to the People’s Republic of China, excluding Hong Kong, Macau and Taiwan.  “RMB” or “Renminbi” refers to the legal currency of China and “$” or “U.S. Dollars” refers to the legal currency of the United States.   We make no representation that the RMB or U.S. Dollar amounts referred to in this report could have been or could be converted into U.S. Dollars or RMB, as the case may be, at any particular rate or at all.  “GAAP” unless otherwise indicated refers to accounting principles generally accepted in the United States.

ITEM 1. BUSINESS

Overview

We mainly engage in the business of advertisement and brand name development in China, especially in Hunan Province and other southern Chinese provinces. Our business operations are carried out through our variable interest entities North Latitude, Beichen and Zhongte. Each of the North Latitude, Beichen and Zhongte has its own focus area: North Latitude and Beichen are both specialized in advertisement and brand name development for automobile industry while North Latitude focuses on organizing the auto exhibitions and product promotional events and Beichen focuses on the advertisement coverage on regular media such as TV channels, radio and newspaper. Zhongte focuses on advertisement of other industries, especially food and textile industries.

Our principal office is located at 25th and 26th floors of Wanxiang Enterprise Building, No.70 Station North, Changsha, Hunan, China. Our telephone number is +86-731-89970899.

History

China Global Media, Inc. was founded as an unincorporated business entity in 1980 and became a corporation under the name “TK Star Design, Inc.” under the laws of the State of Nevada on November 3, 2008.We changed our name to “China Global Media, Inc.” on December 13, 2011.

Initially, we designed and manufactured customized heavy duty weight equipment for commercial gyms and college athletic programs. Over the years, our competitors sent an increasing portion of their manufacturing to China which made it difficult for us to compete on a price basis. By 2003, we discontinued our design and manufacturing efforts. We then limited our activities to repairing, maintaining and servicing metal gym and heavy duty weight equipment for commercial gyms and health club facilities located in the Metropolitan New York Area. Commercial gyms generally wanted damaged gym equipment to be fixed quickly to minimize out of service time. They often will engage us to make repairs, even if equipment is covered by a manufacturer’s warranty. We repaired most types of commercial gym equipment, but tend to avoid work on exercise equipment that makes extensive use of cables or pulleys. On occasion, we will agree to fix damages to a gym facility, such as handrails and banisters, itself while we are at the premises. Mr. Kinney did most of the repairs himself. If necessary, he would also use an independent contractor to assist him with certain repairs. We did all of our work in the Metropolitan New York Area. Most of our work was referred to us by other customers and word-of-mouth.

Substantially all of our revenues in 2010 and 2009 were derived from sales to one unrelated customer, Bally’s Total Fitness. If we lost Bally’s as a customer or if the amount of work that we performed for Bally’s decreases significantly, our operations were likely to fail.

On July 20, 2011, through a Common Stock Purchase Agreement (between our major shareholders Thomas P. Kinney and Terry Kowalsky and Purchaser Sasha Shemirani), an Assignment and Assumption Agreement,  and a Share Exchange Agreement (between Phoenix International Shareholders and us), we transferred all the business operations, assets and liabilities related to gym equipments repair business to Thomas P. Kinney and acquired Phoenix International, a Hong Kong company that was established on October 19, 2009.  Upon the consummation of Share Exchange Agreement, we ceased the business of repairing, maintaining and servicing metal gym and heavy duty weight equipment, and engaged in the advertising and brand name development business.

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

Upon entry of these contractual arrangements, North Latitude, Beichen and Zhongte became the Variable Interest Entities (“VIE”) of Hunan Beiwei pursuant to FIN 46R and Hunan Beiwei was able to carry out business operations through North Latitude, Beichen and Zhongte.

Set forth below is our organizational chart:

TK Star Design, Inc
Nevada
100% Ownership
Phoenix International (China) Limited
Hong Kong
100% Ownership
Hunan Beiwei International Media Consulting Co., Ltd
PRC
Contractual Arrangements
Changsha North Latitude 30 Cultural Communications Co., Ltd.
PRC
Changsha Beichen Cultural Communications Co., Ltd.
PRC
Changsha Zhongte Trade Advertising Co., Ltd.
PRC

North Latitude was formed in Changsha, Hunan Province, China, in August, 2003. Mr. Guolin Yang is the founder and owner of North Latitude.

Beichen was formed in in Changsha, Hunan Province, China in June, 2008. Mr. Guolin Yang is the founder and controlling shareholder of Beichen.

Zhongte was formed in Changsha, Hunan Province, China in September, 2002.  Mr. Hongdong Xu is the founder and controlling shareholder.

Business Overview

We mainly engage in the business of advertisement and brand name development in China, especially in Hunan Province and other southern Chinese provinces. Our business operations are carried out through our variable interest entities North Latitude, Beichen and Zhongte. Each of the North Latitude, Beichen and Zhongte has its own focus area: North Latitude and Beichen are both specialized in automobile industrial advertisement and brand name development while North Latitude focuses on organizing the auto exhibitions and product promotional events and Beichen focuses on the advertisement coverage on regular media such as TV channels, radio and newspaper. Zhongte focuses on advertisement of other industries, especially food and textile industries.

North Latitude is one of the largest automobile advertising and brand name developing companies in Hunan Province, China. Its main business is organizing product exhibitions and promotional events for automobile companies.  North Latitude is the designated national advertising agency of Changsha Automobile Plant, a local division of FOTON which is one of the largest commercial vehicle manufacturers in Asia. North Latitude is the Hunan Province exclusive advertising agent for over 10 well-known automobile brands, including Faw-Volkswagen, Shanghai Volkswagen, Dongfeng Citroen, Faw Toyota, Guangzhou Honda, SAIC MG and etc. It also represents, on non-exclusive basis, more than 30 other automobile brands in Hunan and neighboring provinces. It has designed and organized hundreds of product exhibitions and promotional events and gained high reputation in automotive industry in Hunan region.

Beichen, like North Latitude, also provides advertising services for automobile industries. Unlike North Latitude, however, Beichen focuses on the advertising coverage on regular media such as television channels, radio, newspaper and magazines. Beichen acquired exclusive contracts with a number of media companies for advertising coverage on automobile industries and products.  It has signed such contracts with Hunan Daily (newspaper), Golden Eagle 995 Radio Station, Hunan People’s Radio Station-Traffic channel, Changsha TV News channel, Voices Online auto channel, etc. It is currently negotiating with Hunan Economic TV station, Hunan Economic TV metropolis channel, and Hunan TV public channel for the exclusive coverage.

Zhongte provides comprehensive advertising services for a variety of industries, especially food and textile industries. Its customers include several China’s most famous brands such as SEVEN brand apparel, WangBuLiao apparel, Huang Ye Bing-Lang, Ausnutria Dairy and many others.  Zhongte also signed exclusive advertising coverage contracts with a number of major media companies including Hunan Satellite TV and a few time intervals of its sub-channels, Hunan Economic TV and a few time intervals of its sub-channels, Changsha TV new channel industry advertisement, Changsha Digital Mobile TV industry advertisement. In addition to the conventional advertisement business, Zhongte also engages in the Elevator Door Advertisement Business (put advertisement posters on elevator doors), which is a new and trendy business in China. It has signed up approximately1,000 elevator locations in Hunan, and 1,000 elevator locations in other regions.  This new business has generated approximately 2.4 million USD in sales in 2009. Zhongte plans to expand the Elevator Door Advertisement to 7 major cities in South and South-Central China and sign up 21,600 elevator door locations.

Our Market

Advertising Market in China:

China has become one of the fastest growing advertising markets. According to the data from China National Bureau of Statistics, the 2009 China GDP is 33.5 billion RMB. By the comparable price computation, it grows 8.7% compared to the same period. In 2009, the Big Four traditional media advertising consumption totals 752.1 Billion Yuan, accounting for 2.24% of GDP, and increased by 16% compared to the same period in the previous year. During the period from year 2001 to 2007, the Chinese advertising market remained a stable and rapid growth, and the annual compound rate of growth achieved 13.96%. China economy’s stable and healthy growth and increasing domestic consumption created a good environment for the advertising industry. The television media is still the biggest player in the advertising market and takes 87% of the market share, followed by radio stations, magazines and newspaper. In addition, the internet advertising, as a new popular media, demonstrated impressive achievements. The Chinese internet advertisement industry has overall sales of 21 billion in 2009, a growth of 7.9% compared to the same period.

In year 2007, China advertising market scale ranked 5th globally. However, due to the huge population base, China’s annual advertising cost per capita is only $18 USD. Compared to the global average of $70.4 USD, the US average of $921.4 USD and Japan average of $485 USD, there is huge room for growth.

Advertising Market in Hunan Province, China:

In 2009, the regional GDP of Hunan Province is 1.293 Trillion RMB Yuan, a growth of 13.6%, accounting for 3.86% of the national GDP and 4.9 percentage points higher than the national average. The great economy brings unlimited business opportunities to the advertising industry in Hunan. In 2009, the total advertising consumption in Hunan reached 4.5 Billion USD, a growth rate of 14.9% compared to 2008 and is even higher than the growth rate of GDP of Hunan. (Data source: National Bureau of statistics; State Administration of Radio, Film and Television; the Advertising Industry Association)

Sales and Marketing

We carried out the sale and marketing activities solely through our own sales and marketing departments. We do not use any broker or agency to carry out sales and marketing activities.

Our Customers

Our business operations are carried out through our variable interest entities North Latitude, Beichen and Zhongte. Each of their customers varies depending on the focus of each of their own business.

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

Our Strengths

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

Our Strategies

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

Research and Development

We do not have significant research and development activities.

Real Estate

We currently leased the 25th and 26th floors of Wanxiang Enterprise Building, No.70 Station North, Changsha, Hunan, China as our office space. Our annual rent is approximately $ 107,600 for such office space.

Intellectual Property

We do not own any intellectual property.

Employees

We currently employ a total of 87 full-time employees

In compliance with the Employment Contract Law of the PRC, we have written contracts with all our employees for various terms.  The employment agreements include the positions, responsibilities and salaries of the respective employees, as well as the circumstances under which employment may be terminated in compliance with the Employment Contract Law of the PRC.

Government Regulation

Regulations on the Advertising Industry

Under the Catalog and the Administrative Provision on Foreign Investment in the Advertising Industry, jointly promulgated by the SAIC and the MOC on March 2, 2004, foreign investors can invest in PRC advertising companies through either wholly owned enterprises or joint ventures with Chinese parties. Since December 10, 2005, foreign investors have been allowed to own up to 100% equity interest in PRC advertising companies. However, the foreign investors must have at least three years of direct operations in the advertising industry as their core businesses outside of China. This requirement is reduced to two years if foreign investment in the advertising company is in the form of a joint venture. Foreign invested advertising companies can engage in advertising design, production, publishing and agency, provided that certain conditions are met and necessary approvals are obtained.

Our advertising business is operated by our affiliated consolidated entities in China including North Latitude 30, Beichen and Zhongte. The affiliated consolidated entities are currently owned by individual shareholders who are citizens of China, and hold the requisite licenses to provide advertising services in China. The affiliated consolidated entities directly operate our advertising business and enter into advertising agreements with our customers. We expect to continue to depend on the affiliated consolidated entities to operate our advertising business in China. We do not have any equity interest in any of the affiliated consolidated entities but effectively control, and receive the economic benefits of, them through various contractual arrangements.

PRC advertising laws, rules and regulations set forth certain content requirements for advertisements in China, including, among other things, prohibitions on false or misleading content, superlative wording, socially destabilizing content or content involving obscenities, superstition, violence, discrimination or infringement of the public interest. Advertisements for anesthetic, psychotropic, toxic or radioactive drugs are prohibited. There are also specific restrictions and requirements regarding advertisements that relate to matters such as patented products or processes, pharmaceuticals, medical instruments, agrochemicals, foodstuff, alcohol and cosmetics. In addition, all advertisements relating to pharmaceuticals, medical instruments, agrochemicals and veterinary pharmaceuticals, together with any other advertisements which are subject to censorship by administrative authorities according to relevant laws or regulations, must be submitted to relevant authorities for content approval prior to dissemination.

Advertisers, advertising agencies and advertising distributors are required by PRC advertising laws and regulations to ensure that the content of the advertisements they prepare or distribute is true and in full compliance with applicable law.

Regulations on Foreign Currency Exchange

Pursuant to the Foreign Currency Administration Rules promulgated on January 29, 1996 and amended on January 14, 1997 and various regulations issued by the SAFE and other relevant PRC government authorities, RMB is freely convertible only to the extent of current account items, such as trade-related receipts and payments, interest and dividends. Capital account items, such as direct equity investments, loans and repatriation of investment, require the prior approval from the SAFE or its local branch for conversion of RMB into a foreign currency, such as U.S. dollars, and remittance of the foreign currency outside the PRC. Payments for transactions that take place within the PRC must be made in RMB. Unless otherwise approved, PRC companies must repatriate foreign currency payments received from abroad. Foreign-invested enterprises may retain foreign exchange in accounts with designated foreign exchange banks subject to a cap set by the SAFE or its local branch. Unless otherwise approved, domestic enterprises must convert all of their foreign currency receipts into RMB.

Foreign Exchange Registration of Offshore Investment by PRC Residents

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies (“SPV”) by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an SPV for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.

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

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us. Many of the terms and provisions in Circular 75 and Notice 106 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 and Notice 106 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 and Notice 106 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

Dividend Distribution

The principal laws, rules and regulations governing dividends paid by our PRC subsidiary include the Company Law of the PRC (1993), as amended in 2006, Wholly Foreign Owned Enterprise Law (1986), as amended in 2000, and Wholly Foreign Owned Enterprise Law Implementation Rules (1990), as amended in 2001. Under these laws and regulations, each of our PRC subsidiary and our affiliated consolidated entities in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, each of our PRC subsidiary and affiliated consolidated entities is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves or statutory capital reserve fund until the accumulative amount of such reserve reaches 50% of its respective registered capital. These reserves are not distributable as cash dividends.

Taxation

On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. As a result, our PRC operating subsidiaries are subject to an earned income tax of 25.0%. Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities.

In addition, the recent circular mentioned above sets out criteria for determining whether “de facto management bodies” are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises that are controlled by individual PRC residents like us and some of our subsidiaries. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In addition, dividends paid to us from our PRC subsidiaries and dividends we pay to our non-PRC shareholders may be subject to a 10% withholding tax.

ITEM 1A. RISK FACTORS

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

Chinese government authorities regulate our industry. However, as a result of China becoming a member of the World Trade Organization (WTO), restrictions on foreign investment in the industry may be reduced. With WTO’s requirement for a reduction of restrictions on foreign investment as a condition of membership, such events could lead to increased competition in our industry.

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

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2. PROPERTIES

We currently leased the 25th and 26th floors of Wanxiang Enterprise Building, No.70 Station North, Changsha, Hunan, China as our office space. Our annual rent is approximately $ 107,600 for such office space.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material adverse effect upon the conduct of our business or our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to our stockholders during the year ended December 31, 2011.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol “CGLO.”

The following table sets forth the range of high and low prices of our common stock as quoted on the OTCBB during the periods indicated. The prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions.

		High		Low
2010	First Quarter	$	N/A	$	N/A
	Second Quarter	$	N/A	$	N/A
	Third Quarter	$	N/A	$	N/A
	Fourth Quarter	$	N/A	$	N/A

2011	First Quarter	$	N/A	$	N/A
	Second Quarter	$	N/A	$	N/A
	Third Quarter	$	N/A	$	N/A
	Fourth Quarter		$1.04		$1.04

Our transfer agent is Action Stock Transfer Corp, located at 2469 E. Fort Union Blvd, Ste 214, Salt Lake City, UT 84121. Phone number: 801-274-1088

Dividend Policy

We did not pay any cash dividends on our common stock in the year ended December 31, 2011. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business.

Recent Sales of Unregistered Securities

On July 20, 2011, Company entered into a Share Exchange Agreement with Phoenix International and Phoenix International Shareholders. Pursuant to the terms of the Share Exchange Agreement, Company agreed to acquire all of the issued and outstanding shares of Phoenix International from the Phoenix International Shareholders in exchange for the issuance by Company to the Phoenix International Shareholders of an aggregate of 36,351,500 newly-issued shares of common stock of Company, $ 0.001 par value per share (the “Share Exchange”), which, upon completion of the transactions contemplated by the Share Exchange Agreement, will constitute a controlling majority of Company’s issued and outstanding shares of common stock.  Upon consummation of the Share Exchange, Phoenix International will become a wholly-owned subsidiary of Company.

Immediately upon the entry of the Share Exchange Agreement on July 20, 2011, Company entered into Subscription Agreements with a group of accredited investors Pursuant to the Subscription Agreements, the Investors purchased (i) 615,000 shares of the Company’s common stock (the “Purchased Shares”) for the purchase price of $1.00 per share; (ii) Series A share purchase warrants to purchase, individually one share of the Company’s common stock and, collectively, 1,230,000 shares of the Company’s common stock (the “Series A Warrants”); (iii) Series B share purchase warrants to purchase, individually one share of the Company’s common stock and, collectively, 1,230,000 shares of the Company’s common stock (the “Series B Warrants”); (iv) Series C share purchase warrants to purchase, individually one share of the Company’s common stock and, collectively, 615,0000 shares of the Company’s common stock (the “Series C Warrants”); and (v) Series D share purchase warrants  to purchase , individually one share of the Company’s common stock and, collectively, 615,000 shares of the Company’s common stock (the “Series D Warrants”) (collectively, the Series A Warrants, the Series B Warrants, the Series C Warrants and the Series D Warrants, the “Warrants”).  Each purchase of a Purchased Shares entities the Investors to two shares of Series A Warrants, two shares of Series B Warrants, one share of Series C Warrants and one share of Series D Warrants.

Immediately upon the entry of Share Exchange Agreement and Purchase Agreement, on July 20, 2011, Company authorized the conversion of unpaid convertible promissory notes in the total amount of $ 5,870.20 into 5,870,200 shares of common stock, at the conversion price of $ 0.001 per share.

On December 12, 2011, Min Yang, Chang Yang and Company revised the stock purchase agreements that were entered on November 30, 2011. Under the revised terms of the stock purchase agreements, we will issue 3,600,000 shares of common stock to Min Yang, a resident of China, for the price of US $ 0.40 (or RMB 2.55 Yuan) per share, an aggregate of US $ 1,440,000 (or RMB 9,180,000Yuan); we will issue 400,000 shares of common stock to Chang Yang, a resident of China, for the price of US $ 0.40 (or RMB 2.55 Yuan) per share, an aggregate of US $ 160,000 (or RMB 1,040,400 Yuan). Min Yang also agreed to a one year lock up period imposed on all the shares she acquires from the Company under the revised Stock Purchase Agreements. During the one year lock up period, she will not sell, transfer or assign any share to others.

Equity Compensation Plan Information

None in the year ended December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable for Smaller Reporting Company

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We engage in the business of advertisement and brand name development in China, mainly in Hunan Province and other southern Chinese provinces. Our business operations are carried out through our variable interest entities North Latitude, Beichen and Zhongte. Each of the North Latitude, Beichen and Zhongte has its own focus area: North Latitude and Beichen both specialize in automobile industrial advertisement and brand name development. North Latitude organizes auto exhibitions and product promotion events and Beichen focuses on the advertisement coverage of regular media such as TV channels, radio and newspaper. Zhongte focuses on advertisement of other industries, especially food and textile industries.

Company History

TK Star Design, Inc. (“PUBCO”), a publicly traded company, was incorporated under the laws of the State of Nevada on November 3, 2008.

On July 20, 2011, PUBCO entered into a Share Exchange Agreement with the shareholders of Phoenix International (China) Limited (“Phoenix International”). Pursuant to the Share Exchange Agreement, PUBCO agreed to acquire all outstanding shares of Phoenix International from the Phoenix International Shareholders in exchange for the issuance by PUBCO to the Phoenix International Shareholders of an aggregate 36,351,500 newly-issued shares of PUBCO Common Stock, $0.001 par value. The completion of the above transactions establishes a controlling majority of PUBCO’s outstanding common stocks. Upon the closing of the share exchange, Phoenix International became the wholly owned subsidiary of PUBCO.  On December 13, 2011 PUBCO changed its name from TK Star Design, Inc. to China Global Media, Inc.

Phoenix International was incorporated on October 19, 2009 in Hong Kong. On June 7, 2010, Phoenix International formed Hunan Beiwei International Media Consulting Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) in the county of Changsha, Hunan Province, the People’s Republic of China (“PRC”) under the corporate laws of PRC.  On June 15, 2010, the WFOE entered a series of agreements to restructure Changsha Zhongte Trade Advertising Co., Ltd. (“Zhongte”), Changsha North Latitude 30 Cultural Communications Co., Ltd. (“North Latitude”) and Changsha Beichen Cultural Communications Co., Ltd. (“Beichen”) in accordance with PRC law to raise capital and expand (the “Restructuring”). Zhongte, North Latitude and Beichen were formed on September 27, 2002, August 26, 2003 and June 3, 2008, respectively, in the city of Changsha, Hunan Province, PRC. The Agreements, including a Consulting Services Agreement and an Operating Agreement, provide that all business revenues of Zhongte, North Latitude and Beichen will be directed in full into bank accounts designated by the WFOE, which agrees to, provide full guarantee for the performance of any contracts, agreements or transactions between Zhongte, North Latitude and Beichen and any third party.

Upon entering these contractual arrangements, North Latitude, Beichen and Zhongte became the Variable Interest Entities (“VIE”) of Hunan Beiwei pursuant to FIN 46 (R) and Hunan Beiwei was able to carry out business operations through North Latitude, Beichen and Zhongte. Through contractual arrangements, the WFOE bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the WFOE is the primary beneficiary of these entities. As a result, the VIEs are consolidated by the WFOE following the provision of ASC 810 "Consolidation of Variable Interest Entities" ("ASC 810"), and eventually consolidated into the Company’s financial statements.

Sales and Marketing

Revenue growth is based on our ability to increase the occupancy of existing advertising displays, raise advertising rates, and acquire new advertising displays. Operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

Our business operations are carried out through our variable interest entities North Latitude, Beichen and Zhongte. Customer base varies depending on business focus.

North Latitude is one of the largest automobile advertising and brand name developing companies in Hunan Province, China. North Latitude is the designated national advertising agency of Changsha Automobile Plant, a local division of FOTON, one of the largest commercial vehicle manufacturers in Asia. North Latitude is the Hunan Province exclusive advertising agent for over 10 well-known automobile brands, including Faw-Volkswagen, Shanghai Volkswagen, Dongfeng Citroen, Faw Toyota, Guangzhou Honda, SAIC MG and etc. It also represents, on a non-exclusive basis, more than 30 other automobile brands in Hunan and neighboring provinces. It has designed and organized hundreds of product exhibitions and promotional events and is highly regarded in the Hunan regional automotive industry..

Beichen, like North Latitude, also provides advertising services for automobile companies. Its customers include Faw-Volkswagen, Shanghai Volkswagen, Dongfeng Citroen, Faw Toyota, Guangzhou Honda, SAIC MG.

Zhongte provides comprehensive advertising services for a variety of industries, especially food and textile industries. Its customers include several of China’s most famous brands such as SEVEN brand apparel, WangBuLiao apparel, Huang Ye Bing-Lang, Ausnutria Dairy, and many others.

Strengths

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

2. We have a group of highly regarded professionals to serve our customers. We also have a top-level management team with more than 10 years of experience in the advertising business.

3. We have strong ties with a number of famous automobile companies which enable us to expand our business to other parts of China and become the national and multi-regional advertising agency for our existing customers.

4. We have access to a lot of high quality media resources, such as television stations, radio, newspaper and magazines. Our strong connection with these hubs enables us to negotiate better contract terms and prices for the media coverage.

Strategies

We are well-positioned to address the advertising demands of our clients by securing additional advertising media resources and entering new advertisement areas such as elevator door advertisement. Our strategies are:

1. Expand our business to more regions and the entire China. Currently we own the majority market shares in Hunan. We plan to first expand to the Yangtze River delta. Then we will expand to the Pearl River delta region and the Beijing-Tianjin metro region.

2. Expand and enhance our portfolio of advertising media resources. We plan to enter exclusive advertising coverage contracts with 20 more media programs. These efforts will increase the volume of our media coverage by 35% annually.

3. Enter new advertisement areas and develop our own media programs. We plan to expand the Elevator Door Advertisement business to seven major cities in South and South-Central China and sign up 21,600 new elevator door locations. We also plan to develop our own media program such as websites.

4. Continue to expand our advertising customer base.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the years ended December 31, 2011and2010

The Years Ended December 31,	2011	2010
Sales	$35,930,827	$18,052,818
Cost of sales	$23,905,317	$10,797,743
Gross profit	$12,025,510	$7,255,075
Selling, general and administrative expenses	$1,906,476	$861,584
Other income (expense)	$490,562	$(17,783)
Income taxes	$2,765,968	$1,654,272
Net income	$7,843,628	$4,721,436
Foreign currency translation adjustment	$379,747	$161,941
Comprehensive income	$8,223,375	$4,883,377

Sales:

Our sales for the year ended December 31, 2011 were $35,930,827, an increase of $17,878,009, or 99% from our sales of $18,052,818 for the year ended December 31, 2010. This increase was mainly due to our continued sales and marketing efforts to locate and develop new customers who contributed to the sales growth.

Sales generated by the portfolio of advertising media resources are as follows:

	The Years Ended December 31,
	2011		2010		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	20,362	57%	9,199	51%	11,163	121%
Radio	6,446	18%	3,013	17%	3,433	114%
Newspaper and magazine	1,575	4%	956	5%	619	65%
Exhibition and events	1,947	6%	1,224	7%	723	59%
Elevator door display	1,565	4%	1,419	8%	146	10%
Outdoor billboard	2,916	8%	168	1%	2,748	1636%
Internet	1,120	3%	2,073	11%	(953)	-46%
Total	35,931	100%	18,052	100%	17,879

Sales generated from TV advertisements increased by $11.2 million due to expansion of our TV advertising business. In April 2011, Hunan TV has released a new show called “Top Gear”, which was introduced from BBC. It is an entertainment program to introduce new cars to the audience. We had purchased material advertising coverage rights for this show and released advertisements for our automobile customers. Also, in 2010, Hunan TV acquired Qinghai TV as a subsidiary and we started our advertising coverage in Qinghai TV from 2011.

Sales generated from Radio advertisements increased by $3.43 million mainly due to our new contracts with two customers via Golden Eagle 955, which includes Coca Coke Hunan and Baishi Wine.

Sales generated from outdoor billboards increased by $2.7 million due to engagements with a new partner to display advertisements for our clients on outdoor billboards. In 2010, billboard display is a new business to the Company and the sales generated were limited.

From 2011, the Company has been focusing on the expansion of TV advertising coverage and more working capital has been invested in buy-out of advertising coverage for certain period of time on TV program.

Cost of Sales:

Our cost of sales for the year ended December 31, 2011 was $23,905,317, an increase of $13,107,574, as compared to $10,797,743 for the year ended December 31, 2010. This increase was primarily due to the expansion of our business and more revenue generated. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Years Ended December 31,
	2011		2010		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	14,150	59%	6,081	56%	8,069	133%
Radio	3,362	14%	1,260	12%	2,102	167%
Newspaper and magazine	820	3%	577	5%	243	42%
Exhibition and events	947	4%	656	6%	291	44%
Elevator door display	734	3%	707	7%	27	4%
Outdoor billboard	2,135	9%	105	1%	2,030	1933%
Internet	601	3%	1,047	10%	(446)	-43%
Tax surcharge	1,156	5%	365	3%	791	217%
Total	23,905	100%	10,798	100%	13,107

Gross Profit:

As a result of the foregoing, we generated an operating profit of $12,025,510 for the year ended December 31, 2011, a $4,770,435 increase from comparable period in 2010. Gross profit rate decreased by 7% from 40% to 33%. The decrease in gross profit is mainly due to the change of combination of revenue from different media. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Year Ended December 30,
	2011	2010	Variance

TV	31%	34%	-3%
Radio	48%	58%	-10%
Newspaper and magazine	48%	40%	8%
Exhibition and events	51%	46%	5%
Elevator door display	53%	50%	3%
Outdoor billboard	27%	38%	-11%
Internet	46%	49%	-3%

Gross profit percentage for sales generated from Radio: Due to the high margin of radio advertising release, in fiscal year 2011, the Company decided to stimulate radio revenues by lowering the releasing price for their customers. By doing so, the Company gained 30 new customers which contributed $2million revenue. Since the releasing cost was unchanged for both years, the gross margin dropped dramatically.

Gross profit percentage for sales generated from newspaper and magazine: in 2011, we published our own magazine “Power”. Our major sales were from the advertisements released on our magazine which cost much less than those released on other magazines.

Gross profit percentage from sales generated from outdoor billboards: We had limited advertisement release on billboards in 2010. In 2011, we had signed contracts with partners and we anticipate that the gross profit for this type of business will remain at its current level;

Our sales from TV advertising, which has lower gross profit, took 59% of sales we made in the year and our overall gross profit percentage decreased accordingly.

Operating Expenses:

 Operating expenses, including selling expenses, and general and administrative expenses, were $1,906,476 for the year ended December 31, 2011 as compared to $861,584 for the year ended December 31, 2010, an increase of $1,044,892. The increase of these major expenses was mainly due to our expansion of business and increased public listing fees that occurred after the reverse merger in July, 2011.

The primary changes in the operating expense include the following:

•

Depreciation expense increased by approximately $137,000 due to the new equipment and property purchased in the end of 2010; We anticipate that our depreciation expense will remain at its current level in the near future;

•

Bad debt expense increased by approximately $ 123,000 primarily due to the increase of accounts receivable balance as of December 31, 2011, compared to that of December 31, 2010, since we significantly expanded our business;

•

Public listing related expense, including audit and accounting fee, attorney service expense and other professional service expense, increased by approximately $388,000 due to our public listing effort since July 2011. We anticipate that our professional expense related to the public listing in US will remain at its current level in the near future.

•

Salary expense increased by approximately $91,000. The increase was due to our expansion of business that requires more administrative and sales staff;

•

Other expenses, including office expense, hospitality expense and other miscellaneous expense increased by approximately $295,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $2,765,968 for the year ended December 31, 2011, comparing to $1,654,272 for the year ended December 31, 2010, an increase of $1,111,696. Such increase is due to the increased income before taxes from operations.

Net Income:

We reported net income of $7,843,628 and $4,721,436 for the years ended December 31, 2011 and 2010, respectively. Basic and diluted earnings per common share were identical each fiscal year, and were $ 0.20 and $ 0.13 for the years ended December 31, 2011 and 2010, respectively. This increase was the result of the commencement of normal operations in 2011. We believe that this trend will continue during our 2011 fiscal year and beyond.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $8,223,375 for the year ended December 31, 2011 as compared to $4,883,377 for the year ended December 31, 2010. The increase of comprehensive income was mainly due to increase of our net income.

Liquidity and Capital Resources

We fund our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources

As of December 31, 2011, we had cash and cash equivalents of $3,572,443. Our current assets were $29,366,655 and our current liabilities were $15,237,267 as of December 31, 2011, which resulted in a current ratio of approximately 1.93:1.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Year Ended December 31,
	2011	2010
Cash flows by operating activities	81,079	2,989,313
Cash flows by investing activities	(146,855)	(3,160,845)
Cash flows by financing activities	2,780,116	494,490

Net cash provided by operating activities decreased by $2,908,234 for the fiscal year ended December 31, 2011 compared to the net cash provided by operating activities of $2,989,313 for the fiscal year ended December 31, 2010. The decrease was mainly due to an increase in accounts receivable, advance payments to vendors and partially offset by an increase in net income and advances from customers and taxes payables.

Net cash used in investing activities in the fiscal year ended December 31, 2011 was $146,855 as compared to cash used in investing activities of $ 3,160,845.  The decreased net cash used in investing activities in 2011 was mainly due to the decreased cash used for acquisition of property and equipment. In 2010, the Company acquired a new studio to expand our existing advertising production.

For the year ended December 31, 2011, net cash provided by financing activities was $2,780,116, as compared to cash provided by financing activities of $494,490 for the year ended December 31, 2010. The increase of 2,285,626 was due to the private placement dated July 21, 2011 and November 16, 2011, which caused cash inflows of $2,215,000 for the year ended December 31, 2011.

Accounts Receivable, and Allowance for Doubtful Accounts.

Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Our standard collection term is three to six months.   We review our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. The Company reserves 5% of accounts receivable balances that have been outstanding for more than six months and less than one year, 20% of accounts receivable balances that have been outstanding for more than one year and less than two years, and 100% of accounts receivable balances that have been outstanding for more than two years. The collection of accounts receivable will substantially increase our liquidity and   we will maintain the current level of accounts receivable balance in the near future. As of December 31, 2011, there was $2.04 million of accounts receivable that were aged more than 90 days. As of March 30, 2012, we have collected approximately $932,634 of accounts receivable that were outstanding on December 31, 2011.

Advance payments

The Company periodically makes advance payments to a number of media companies to acquire exclusive contracts for advertising coverage, including Hunan Daily (newspaper), Golden Eagle 955 Radio Station, Hunan People’s Radio Station-Traffic channel, Changsha TV News channel, Voices Online Auto Channel. The advance payments generally represent 5-10% of the contract price. When an advertisement is completed, related advance payments are debited to cost of sales according to matching principle. The recoverability of the advance payments is highly dependent on our sales of the advertising coverage to our customers. If we fail to do so, the advance payments will be recognized as cost of sales even if no revenue is recognized. Historically, the company has not experienced any material losses in advance payments.

With the expansion of our business, we expect that the advance payments to media will increase when we buy more advertising coverage on certain media.

Advances from customers

Advances from customers represent cash received in advance from customers according to the contracts for advertising service fees and advertisement production.

The customer is required to make an initial deposit amounting to 5%of the contract amount.  The deposit is recorded as an advance payment and is recognized as revenue when the contractual services are provided or when the advertisement is released on the designated media.

The advances from customers are usually not refundable to the customers.

Income tax liabilities

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to a statutory income tax rate of 25%. The subsidiaries are accruing the income tax expense but have not paid any since 2009. The Company is being propositioned by local governments of several counties in Changsha that if the Company could relocate its registration address to those counties, the Company would be granted for favorable tax treatments. We have not paid any of the accrued tax liability since we are still in the process of selecting the location. When we reach a final decision, we will use our working capital to make tax payments, which can significantly impact our liquidity since all income tax liability needs to be paid off. We expect to make our decision by the end of 2012 and all tax payments will be made accordingly.

Loan Facility

Loan payable to Changsha Bank has a one-year term from August 8, 2011 to August 8, 2012 at a fixed interest rate of 7.98% per year.  This loan has been guaranteed by an unrelated company, Hunan Furong Surety for Small to Mid-size Enterprise, Ltd.

Loans receivable from unrelated parties

Loans receivable from unrelated parties consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Loans to outside parties are reviewed periodically for impairment. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful. As of March 30, 2012 a total of $135,364 has been collected for loans due from unrelated parties.

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

Revenue Recognition

The Company derives its revenues primarily from designing, producing and distributing advertisements.  Revenue is recognized when all of the following criteria are satisfied: (a) persuasive evidence of an arrangement exists; (b) the price is fixed or determinable; (c) collectability is reasonably assured; and (d) services have been performed. Any payments received prior to the completion of these recognition criteria are deferred. Revenue from television advertisement is recognized as the commercials are aired. Revenue from newspapers is recognized when the advertisements are published. The Company acts as a principle obligor to its advertising clients, and accordingly, revenue is reported on a gross basis.

Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” codified in ASC Topic 230, the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis to determine whether certain balances are deemed uncollectible. The Company reserves 5% of accounts receivable balances outstanding for more than six months and less than one year, 20% of accounts receivable balances outstanding for more than one year and less than two years, and 100% of accounts receivable balances outstanding for more than two years.

Advance Payments

The Company periodically makes advance payments to a number of media companies to acquire exclusive contracts for advertising coverage. The advance payments generally represent 5-10% of the contracted price. When an advertisement is completed, related advance payments are debited to cost of sales according to the matching principle.

Loans Receivable

Loans receivable consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the financial statements annexed to this annual report immediately after the signature page of this Form 10-K．

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Dismissal of Silberstein Ungar, PLLC

On September 13, 2011 (the "Dismissal Date"), the Board of Directors of the "Registrant dismissed Silberstein Ungar, PLLC as its independent registered public accounting firm.

The reports of Silberstein Ungar, PLLC on the Company’s financial statements for the years ended December 31, 2010 and 2009 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The reports did include an explanatory paragraph about the uncertainty of the Registrant's ability to continue as a going concern. During the Registrant's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no disagreements (as defined in Item 304 of Regulation S-K) with Silberstein Ungar, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Silberstein Ungar, PLLC, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Registrant's most recent fiscal year and the subsequent interim periods through to the Dismissal Date, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Engagement of Patrizio & Zhao, LLC

On September 13, 2011 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of Patrizio & Zhao, LLC, an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Patrizio & Zhao, LLC regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information regarding the directors and executive officers of the Company.

Name	Age	Title
Guolin Yang	38	President, CEO, and Chairman and Director
Jun Liang	44	CFO, CSO, Director
Hongdong Xu	36	COO, Director
Min Yang	42	Director
Bingchuan Xiao	51	Independent Director

Guolin Yang served as the Vice President of Real Estate Newspaper at Hunan Reporter Branch and Assistant Director of Reference Information Newspaper Hunan Branch, General Manager of Sanding Investment Company, adjunct professor of Hunan University, adjunct professor, vice chairman of Hunan Automobile Profession Association, Council Executive of Hunan Province Advertisement Association, vice president of Hunan Advertisement Education Council. He formed North Latitude in 2003 and formed Beichen in 2008.

Jun Liang has a bachelor’s degree in Public Relations and a Master’s degree in Business Administration. He also serves as executive member of the council and assistant deputy secretary-general of Chinese Plan Association; He is a certified senior planner; certified senior photographer and certified senior media operator. He participated and co-founded Changsha TV politics and law channel and founded the second Chinese digital wireless multimedia – Changsha Mobile TV. He is a successful journalist and Deputy Director of Changsha TV politics and law channel and news channel. He has been in charge of advertisement management for over ten years and hosted promotional events for D.B.E. Jewelry, Guangzhou Baiyun Mountain Drug Manufacture – Zhengqing Drugs and etc; He won many awards from National Broadcast and Television Bureau, Ministry of Justice, Broadcast and TV Association, Chinese Advertisement Association. He received Annual National Advertising People Silver award and Bronze award. He planned large-scale concerts and shows such as “Faye Wong Changsha Concert”, Guangxi Bama Second International Longevity Tourism Culture Festival.

Hongdong Xu has a bachelor’s degree in Law. He is a senior media advertisement operator. He was the manager of Hunan Louyuan Advertisement Company, the Media Supervisor General, Chief Customer Officer and Vice General Manager of Hunan Lucky Star Advertising Company. He has strong connection with Hunan Satellite TV, Hunan Economic TV, Changsha TV News Channel and Changsha Mobile TV. Mr. Xu, with his many years of experience in the industry and established good service relationships with customers who owns more than 1 billion capital assets and over tens of millions in advertising spending, among them are SEVEN Brands, Huangye Bing-Lang, WangBuLiao Apparel and etc. He formed Zhongte in 2003.

Min Yang, age 42, graduated from Zhongnan University of Economics with a degree in Applied Mathematics. From 1990 to 1995, she worked in Industry and Commerce Bank of China Changsha Branch. From 1995 to present, she was the chairman of board of Changsha Yilong Department Store and the director of Hunan Zhongdian Yijia Smart Household Technology Co., Ltd.

Bingchuan Xiao, age 51, graduated from Guangzhou Institute of Foreign Languages with a Degree of Bachelor of Arts in English Literature and linguistics in 1983. From August 1983 to April 1990, Mr. Xiao worked as a senior interpreter at the Ministry of Foreign Affairs of PRC. From October 1993 to April 2001, Mr. Xiao worked as the deputy general manager of Jiangsu Nanbei Industrial & Trading Company. From October 1993 to April 2001, Mr. Xiao worked as the deputy general manager of Jiangsu Nanbei Industrial & Trading Company. From May 2007 to October 2008, Mr.Xiao worked as the deputy general manager of Beijing Xing YU Qing Technical Trading Company. From November 2008 to January 2010, Mr. Xiao worked a Director of China Infrastructure Construction Corporation, an OTCBB listed company. He has been working as the deputy general manager of Beijing Fortune Capital Management Co., Ltd since February 2010.

Family Relationships

There are no family relationships between or among any of the current and incoming directors or executive officers.

Involvement in Certain Legal Proceedings

To the knowledge of us, no executive officer or director has been involved in the last five years in any of the following:

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

As of this date, Company’s board of directors has not appointed a nominating committee, audit committee or compensation committee, or committees performing similar functions nor does it have a written nominating, compensation or audit committee charter.  The board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by the board of directors.  Further, Company is not required to have an audit, compensation or nominating committee.  Accordingly, Company does not have an “audit committee financial expert” as such term is defined in the rules promulgated under the Securities Act and the Exchange Act.  The functions ordinarily handled by these committees are currently handled by the entire board of directors.  The board of directors intends, however, to review the governance structure and institute board committees as necessary and advisable in the future, to facilitate the management of Company’s business.

Director Independence

Currently, Mr. Bingchuan Xiao is our only Independent Director. Since the Company’s Common Stock is not listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Marketplace Rule 4200(a)(15), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The Company’s Board of Directors has determined that Bingchuan Xiao does not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. Accordingly, he is an “independent director”.

Audit Committee

Currently we do not have an audit committee or committee performing similar functions.

Compensation Committee

Currently we do not have a compensation committee or committee performing similar functions.

Nominating Committee

Currently we do not have a nominating committee or committee performing similar functions.

Code of Ethics

Currently we have not adopted a code of ethics.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10 percent; of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10 percent; shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file.

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company, all executive officers, directors and greater than 10 percent shareholders filed the required reports in a timely manner except that our former directors and officers Thomas P. Kinney and Terry Kowalsky did not file the Form 4 to report the change in their  security ownership on July 20, 2011.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the Nevada corporation laws.  There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2011 and 2010. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total

Guolin Yang	2010	$ 45,000	0	0	$ 45,000
CEO, President	2011	$ 45,000	0	0	$ 45,000

Jun Liang	2010	$ 26,000	0	0	$ 26,000
CFO, CSO	2011	$ 26,000	0	0	$ 26,000

Hongdong Xu	2010	$ 45,000	0	0	$ 45,000
COO	2011	$ 45,000	0	0	$ 45,000

Outstanding Equity Awards at Fiscal Year-End

None in the year ended December 31, 2011.

Stock Option and Awards Plan

None in the year ended December 31, 2011.

Director Compensation

None in the year ended December 31, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

The following table sets forth certain information concerning the number of Company common shares owned beneficially by: each person known or believed by us to own, directly or beneficially, more than 5% of our common stock, each of our directors, and all of our officers and directors as a group. Unless otherwise indicated, the stockholders listed possess sole voting and investment power with respect to the common shares shown.

Name and Address of Beneficial Owners (a)	Amount and Nature of	Percent of Class (b)
	Beneficial Ownership
Directors and Executive Officers

Guolin Yang Director, Chairman of the Board, President, CEO 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001	17,873,934 (c)	37.46%

Jun Liang Director, CFO, CSO 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001	10,163,610	21.40%

Hongdong Xu Director, COO	7,009,386	14.76%
25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001

Min Yang Director 161-163 Jiefang West Road, Furong District, Changsha, Hunan Province, China, Postal Code: 410001	3,600,000 (d)	7.58%

Bingchuan Xiao Director 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001
Officers and Directors as a group	38,646,930	81.39%

Greater Than 5% Shareholders

Guolin Yang 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001	17,873,934 (c)	37.46%

Jun Liang 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001	10,163,610	21.40%
	7,009,386	14.76%
Hongdong Xu 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001

Min Yang 161-163 Jiefang West Road, Furong District, Changsha, Hunan Province, China, Postal Code: 410001	3,600,000 (d)	7.58%

Greater Than 5% Shareholders as a group	38,646,930	81.39%

(a) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(b) Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares based on 47,485,700 shares of Common Stock issued and outstanding as March 28, 2012.

(c) On March 07, 2012, Guolin Yang agreed to transfer 900,000 shares of common stock held by him to JOL Group LLC, which have been held as collateral for the $ 140,000 service fees owed by Company to JOL Group LLC under a Communication Services Agreement. As of March 28, 2012, the actual transfer of the 900,000 shares has not been completed and therefore, as of March 28, 2012, Guolin Yang is still the beneficial owner of the said 900,000 shares and he holds a total of 17,873,934 shares of common stock of the Company.

(d) The 3,600,000 shares were issued to Min Yang on January 11, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Parties

We did not have any policies or procedures in place with respect to the review and approval or ratification of the related party transactions that have been described.  We believe that all transactions with related parties were on terms no less favorable than could have been obtained from third parties.

Director Independence

Currently, Mr. Bingchuan Xiao is our only Independent Director. Since the Company’s Common Stock is not listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Marketplace Rule 4200(a)(15), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The Company’s Board of Directors has determined that Bingchuan Xiao does not have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. Accordingly, he is an “independent director”.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$104,000	Patrizio & Zhao, LLC
2011	$4,800	Silberstein Ungar, PLLC
2010	$6,500	Silberstein Ungar, PLLC

Item 15.    Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The financial statements are attached immediately after the signature page of this Form 10-K Annual Report.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
5.1	Legal Opinion by Bernard & Yam, LLP
10.1	Common Stock Purchase Agreement**
10.2	Assignment and Assumption Agreement**
10.3	Share Exchange Agreement**
10.4	Subscription Agreement**
10.5	Series A Warrant**
10.6	Series B Warrant**
10.7	Series C Warrant**
10.8	Series D Warrant**
10.9	Registration Rights Agreement**
10.10	Lockup Agreement**
10.11	Escrow Agreement**
10.12	Communications Services Agreement**
10.13	Communications Services Escrow Agreement**
10.14	Promissory Note Conversion Agreement**
10.15	Consulting Service Agreement (North Latitude 30)* *
10.16	Operating Agreement (North Latitude 30)* *
10.17	Equity Pledge Agreement (North Latitude 30)* *
10.18	Option Agreement (North Latitude 30)* *
10.19	Proxy Agreement (North Latitude 30) **
10.20	Consulting Service Agreement (Beichen) **
10.21	Operating Agreement (Beichen) **
10.22	Equity Pledge Agreement (Beichen) **
10.23	Option Agreement (Beichen) **
10.24	Proxy Agreement (Beichen) **
10.25	Consulting Service Agreement (Zhongte) **
10.26	Operating Agreement (Zhongte) **
10.27	Equity Pledge Agreement (Zhongte) **
10.28	Option Agreement (Zhongte) **
10.29	Proxy Agreement (Zhongte) **
10.30	Stock Purchase Agreements with Min Yang and Chang Yang ***
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (6)
101****

The following materials from our Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

101.INS**** XBRL Instance
101.SCH**** XBRL Taxonomy Extension Schema
101.CAL**** XBRL Taxonomy Extension Calculation
101.DEF**** XBRL Taxonomy Extension Definition
101.LAB**** XBRL Taxonomy Extension Labels
101.PRE**** XBRL Taxonomy Extension Presentation

* Incorporated by reference to the Form S-1 Registration Statement filed on December 24, 2008

** Incorporated by reference to the Form 8-K Current Report filed on July 22, 2011

*** Incorporated by reference to the Form 8-K Current Report filed on December 16, 2011

**** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Global Media, Inc.

By:	/s/Guolin Yang
Guolin Yang Chief Executive Officer Director
March 30, 2012

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Consolidated Financial Statements

December 31, 2011 and 2010

Patrizio & Zhao, LLC

Certified Public Accountants and Consultants

322 Route 46 West

Parsippany, NJ 07054

Member of

Tel:  (973) 882-8810

Fax: (973) 882-0788

Alliance of worldwide accounting firms

www.pzcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China Global Media, Inc.

We have audited the accompanying consolidated balance sheets of China Global Media, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Global Media, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey

March 30, 2012

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,572,443	$797,093
Accounts receivable, net of allowance for doubtful accounts of $182,945 and $141,830 at December 31, 2011 and 2010, respectively	9,844,032	3,096,232
Advance payments	14,389,042	4,522,647
Loans receivable, net	857,880	403,941
Due from shareholders	-	413,703
Other current assets	703,258	300,673
Total current assets	29,366,655	9,534,289

Property and equipment, net	3,095,868	3,165,124

Total assets	$32,462,523	$12,699,413

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,635,432	$2,063,089
Short-term bank loan	314,800	303,400
Advances from customers	5,819,444	768,773
Income taxes payable	5,349,962	2,448,444
Other taxes payable	1,888,866	722,518
Due to shareholders	125,684	-
Other current liabilities	103,079	140,528
Total current liabilities	15,237,267	6,446,752

Warrants liability	505,015	-

Long-term capital lease obligations	51,769	67,101

Total liabilities	15,794,051	6,513,853

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 99,000,000 shares authorized, 43,485,700 and 36,351,500 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	43,486	36,352
Additional paid-in capital	2,711,041	458,638
Statutory reserve	645,030	257,630
Retained earnings	12,726,742	5,270,514
Accumulated other comprehensive income	542,173	162,426
Total stockholders’ equity	16,668,472	6,185,560

Total liabilities and stockholders' equity	$32,462,523	$12,699,413

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended
	December 31,
	2011	2010

Sales	$35,930,827	$18,052,818

Cost of sales	23,905,317	10,797,743

Gross profit	12,025,510	7,255,075

Operating expenses:
Selling, general and administrative expenses	1,906,476	861,584
Total operating expenses	1,906,476	861,584

Income from operations	10,119,034	6,393,491

Other income (expenses):
Interest expense, net	(19,963)	(5,717)
Non-operating income	608,422	-
Non-operating expenses	(19,345)	(12,066)
Change in fair value of warrants liability	(78,552)	-
Total other income (expenses)	490,562	(17,783)

Income before provision for income taxes	10,609,596	6,375,708

Provision for income taxes	2,765,968	1,654,272

Net income	7,843,628	4,721,436

Other comprehensive income
Foreign currency translation adjustment	379,747	161,941

Comprehensive income	$8,223,375	$4,883,377

Earnings per common share
Basic	$0.20	$0.13
Diluted	$0.20	$0.13

Weighted average number of common shares
outstanding
Basic	39,576,549	36,351,500
Diluted	39,795,727	36,351,500

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock		Additional			Accumulated other	Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Statutory Reserve	Retained Earnings	Comprehensive Income	Stockholders’ Equity

Balance as of January 1, 2010	-	$ -	36,351,500	$36,352	$ 231,838	$ 127,167	$ 679,541	$ 485	$ 1,075,383

Net income	-	-	-	-	-	-	4,721,436	-	4,721,436

Other comprehensive income: Foreign currency translation adjustment	-	-	-	-	-	-	-	161,941	161,941

Comprehensive Income	-	-	-	-	-	-	-	-	4,883,377

Statutory reserve	-	-	-	-	-	130,463	(130,463)	-	-

Capital contribution from stockholders	-	-	-	-	226,800	-	-	-	226,800

Balance as of December 31, 2010	-	$ -	36,351,500	$36,352	$ 458,638	$ 257,630	$ 5,270,514	$ 162,426	$ 6,185,560

Net income	-	-	-	-	-	-	7,843,628	-	7,843,628

Other comprehensive income: Foreign currency translation adjustment	-	-	-	-	-	-	-	379,747	379,747
Comprehensive Income	-	-	-	-	-	-	-	-	8,223,375

Effects of reverse recapitalization	-	-	649,000	649	(649)	-	-	-	-

Issuance of common stock	-	-	615,000	615	203,081	-	-	-	203,696

Conversion of promissory notes	-	-	5,870,200	5,870	(5,870)	-	-	-	-

Proceeds from common stock to be issued	-	-	-	-	1,600,000	-	-	-	1,600,000

Capital contribution from stockholders	-	-	-	-	455,841	-	-	-	455,841

Statutory reserve	-	-	-	-	-	387,400	(387,400)	-	-

Balance as of December 31, 2011	-	$ -	43,485,700	$43,486	$2,711,041	$ 645,030	$12,726,742	$ 542,173	$ 16,668,472

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net Income	$7,843,628	$4,721,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	199,462	62,999
Provisions for bad debts	304,482	181,035
Change in fair value of warrants liability	78,552	-
Provision for registration rights liability	12,300	-
Changes in current assets and current liabilities:
Accounts receivable	(6,563,892)	(1,394,949)
Advance payments	(9,603,633)	(3,860,654)
Other current assets	(477,193)	(43,648)
Accounts payable and accrued expenses	(490,860)	1,286,847
Advances from customers	4,943,938	(67,253)
Income taxes payable	2,765,968	1,654,273
Other taxes payable	1,121,540	343,472
Other current liabilities	(53,213)	105,755
Total Adjustments	(7,762,549)	(1,732,123)

Net cash provided by operating activities	81,079	2,989,313

Cash flows from investing activities:
Loans made to unrelated parties	(555,252)	(119,092)
Due from shareholders	422,593	(130,198)
Acquisition of property and equipment	(14,196)	(2,911,555)

Net cash used in investing activities	(146,855)	(3,160,845)

Cash flows from financing activities:
Due to shareholders	109,275	-
Proceeds from issuance of securities	615,000	-
Proceeds from common stock to be issued	1,600,000	-
Additional capital contribution from shareholders	455,841	226,800
Proceeds from short-term bank loan	-	295,880
Capital lease obligations	-	(28,190)

Net cash provided by financing activities	2,780,116	494,490

Effect of foreign currency translation on cash	61,010	18,669
Net increase in cash and cash equivalents	2,775,350	341,627
Cash and cash equivalents – beginning	797,093	455,466
Cash and cash equivalents – ending	$3,572,443	$797,093
Supplemental schedule of non-cash activities:

Capital lease payment made by a shareholder on behalf of the Company	$17,561	$-
Common stock issued for conversion of promissory notes	$5,870	$-

Supplemental disclosure information:
Cash paid for interest	$19,963	$5,717
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business

China Global Media, Inc. (formerly TK Star Design, Inc.) (“CGLO”, formerly “PUBCO”), a publicly traded company, was incorporated under the laws of the State of Nevada on November 3, 2008. CGLO is a reporting company pursuant to the Securities Exchange Act of 1934 and its shares are currently quoted on the Over The Counter Bulletin Board. The accompanying consolidated financial statements include the financial statements of CGLO and its controlled subsidiaries (collectively, the “Company”). The Company’s primary business is to design, produce and distribute advertisements in the People’s Republic of China (“PRC”), especially in the Hunan Province and other southern Chinese provinces.

On July 20, 2011, PUBCO entered into a Share Exchange Agreement with the shareholders of Phoenix International (China) Limited (“Phoenix International”). Pursuant to the Share Exchange Agreement, PUBCO agreed to acquire all outstanding shares of Phoenix International from the Phoenix International Shareholders in exchange for an aggregate of 36,351,500 newly-issued common shares of PUBCO at $0.001 par value. The completion of the above transaction established a controlling majority of PUBCO’s outstanding common stock. Upon the closing of the share exchange, Phoenix International became the wholly owned subsidiary of PUBCO. On December 13, 2011 PUBCO changed its name from TK Star Design, Inc. to China Global Media, Inc.

Phoenix International was incorporated on October 19, 2009 in Hong Kong, PRC. On June 7, 2010, Phoenix International formed Hunan Beiwei International Media Consulting Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) in the county of Changsha, Hunan Province, PRC under the corporate laws of PRC.

On June 15, 2010, the WFOE entered into a series of agreements, the purpose of which was to restructure Changsha Zhongte Trade Advertising Co., Ltd. (“Zhongte”), Changsha North Latitude 30 Cultural Communications Co., Ltd. (“North Latitude”) and Changsha Beichen Cultural Communications Co., Ltd. (“Beichen”) in accordance with PRC law so that they could seek capital in order to grow their business (the “Restructuring”). Zhongte, North Latitude and Beichen were formed on September 27, 2002, August 26, 2003 and June 3, 2008, respectively, in the city of Changsha, Hunan Province, PRC. The Agreements, including a Consulting Services Agreement and an Operating Agreement, provide that all business revenues of Zhongte, North Latitude and Beichen will be directed in full into bank accounts designated by the WFOE, and the WFOE agrees to provide full guarantee for the performance of any contracts, agreements or transactions between Zhongte, North Latitude and Beichen and any third party. As a result of the above-described agreements, Zhongte, North Latitude, and Beichen became the WFOE’s Variable Interest Entities (“VIEs”) as defined in FASB ASC 810 (formerly FIN-46R).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

As disclosed in Note 1, Zhongte, North Latitude and Beichen are VIEs of the WFOE. VIEs are those entities in which the WFOE, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the WFOE is the primary beneficiary of these entities. As a result, the VIEs are consolidated by the WFOE following the provision of ASC 810 "Consolidation of Variable Interest Entities" ("ASC 810"), and eventually consolidated into the Company’s financial statements. All inter-company transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to financial information and the requirements of Form 10-K and Article 8 of Regulation S-X of the Securities and Exchange Commission.

In preparing the accompanying audited consolidated financial statements, the Company evaluated the period from December 31, 2011 through the date the consolidated financial statements were issued for material subsequent events requiring recognition or disclosure. (See Note 17)

Use of Estimates

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

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Risk and Uncertainties

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the PRC’s political, economic and legal environments as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Revenue Recognition

The Company derives its revenues primarily from designing, producing and distributing advertisements.  Revenue is recognized when all of the following criteria are satisfied: (a) persuasive evidence of an arrangement exists; (b) the price is fixed or determinable; (c) collectability is reasonably assured; and (d) services have been performed. Any payments received prior to these recognition criteria being satisfied are deferred. Revenue from television advertisement is recognized as the commercials are aired. Revenue from newspapers is recognized when the advertisements are published. The Company acts as a principal obligor to its advertising clients, and accordingly, revenue is reported on a gross basis.

Cash Equivalents

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” codified in ASC Topic 230, the Company considers all highly liquid instruments with original maturities of three months or less to be “cash equivalents”.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis to determine whether certain balances are deemed uncollectible. The Company reserves 5% of accounts receivable balances outstanding for more than six months and less than one year, 20% of accounts receivable balances outstanding for more than one year and less than two years, and 100% of accounts receivable balances outstanding for more than two years. The allowance for doubtful accounts as of December 31, 2011 and 2010 was $182,945 and $141,830, respectively.

Advance Payments

The Company periodically makes advance payments to a number of media companies to acquire exclusive contracts for advertising coverage. The advance payments generally represent 5-10% of the contract price. When an advertisement is completed, related advance payments are debited to cost of sales according to the matching principle.

Loans Receivable

Loans receivable consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience. All accounts or portions thereof deemed to be uncollectible or to require an excessive collection cost are written off to the allowance for losses. The allowance for loan losses as of December 31, 2011 and 2010 was $165,157 and $39,695, respectively.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Vehicles	5 to 8 years
Office equipment and furniture	3 to 5 years
Building and improvements	10 to 20 years

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Cost of repairs and maintenance is expensed as incurred. Gain or loss on disposal of property and equipment, if any, is recognized in the consolidated statements of operations.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” codified in ASC Topic 360-10-35, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets. For the years ended December 31, 2011 and 2010, no impairment loss has been recorded based on management’s assessment.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities. Therefore, there are no deferred tax assets or liabilities for the years ended December 31, 2011 and 2010.

Fair Value of Financial Instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date;

Level 2- Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data;

Level 3- Inputs are unobservable inputs which reflect the reporting entity’s own assumptions of what the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company uses Level 3 method to measure fair value of its warrants liability (see note 14). The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Earnings Per Share

Earnings per share is calculated in accordance with the ASC 260, “Earnings per share.” Basic net earnings per share is based upon the weighted average number of common shares outstanding, but excluding shares issued as compensation that have not yet vested. Diluted net earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised, and that all unvested shares have vested. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Statement of Cash Flow

In accordance with FASB ASC 230, cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Company are determined using local currency (Chinese Yuan) as the functional currency. Assets and liabilities are translated at the prevailing exchange rate in effect at each year end. Contributed capital accounts are translated using the historical rate of exchange when capital is contributed. Income statement accounts are translated at the average rate of exchange during the year. Currency translation adjustments arising from the use of different exchange rates are included in accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2011	December 31, 2010
Balance sheet items, except for stockholders’
equity items	RMB 1: US$0.15740	RMB 1: US$0.15170

Amounts included in the statements of
operations and comprehensive income,
and statements of cash flows	RMB 1: US$0.15496	RMB 1: US$0.14794

Stockholders’ equity items	Historical rate	Historical rate

Comprehensive Income

The Company has adopted SFAS No. 130, codified in ASC Topic 220-10, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220-10 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220) (“ASU 2011-12”). ASU 2011-12 allows deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This update is effective at the same time as the amendments in ASU No. 2011-05. The adoption of this ASU will not have a material impact on the Company’s financial statements.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11). ASU 2011-11 provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The objective of this update is to facilitate comparison of entities that prepare their financial statements on the basis of U.S. generally accepted accounting principles (“GAAP”) with those preparing their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012.  The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

Reclassification

Certain amounts as of December 31, 2010 were reclassified for presentation purposes.

Note 3 – Advance Payments

As of December 31, 2011 and 2010, the advance payments to media vendors for advertising coverage amounted to $14,389,042 and $14,522,647, respectively.

Note 4 – Loans Receivable

As of December 31, 2011 and 2010, the Company had outstanding loans to unrelated parties of $857,880 and $403,941, respectively.  These loans are payable on demand, do not bear interest, and are made in good faith.

Note 5 – Due from Shareholders

As of December 31, 2011 and 2010, the Company had outstanding loans to shareholders of $0 and $413,703, respectively. These loans are short-term in nature, unsecured and non-interest bearing and payable on demand.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 6 – Property and Equipment

Property and equipment as of December 31, 2011 and 2010 consists of the following:

	December 31, 2011	December 31, 2010

Office equipment and furniture	$179,637	$159,234
Vehicles	219,596	211,644
Vehicles – capital lease	150,259	144,818
Buildings and improvements	2,974,860	2,867,130
Subtotal	3,524,352	3,382,826
Less: accumulated depreciation	428,484	217,702

Total	$3,095,868	$3,165,124

Depreciation expense for the years ended December 31, 2011 and 2010 was $199,462 and $62,999, respectively. Amortization of Vehicles under capital leases included in depreciation expense for the years ended December 31, 2011 and 2010 was $18,652 and $16,391, respectively.

Note 7 – Capital Leases – Future Minimum Lease Payments

The Company leases certain vehicles under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the property and equipment and was $150,259 and $144,818 as of December 31, 2011 and 2010, respectively. Accumulated amortization of the leased vehicles as of December 31, 2011 and 2010 was $109,985 and $77,716, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2011 are as follows:

Year Ending December 31,	Amount
2012	$21,446
2013	15,248
2014	7,624
2015	7,624
2016	7,624
Thereafter	13,649
Total minimum lease payments	$73,215
Less: Current maturities of capital
lease obligations	21,446
Long-term capital lease obligations	$51,769

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	December 31, 2010

Accounts payable	$1,346,826	$1, 908,089
Accrued expenses	288,606	155,000

Total	$1,635,432	$2,063,089

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 9 – Short-Term Bank Loan

Short-term bank loan consists of the following:

	December 31,	December 31,
	2011	2010

On August 8, 2011, the Company signed a loan agreement with Bank of Changsha in the amount of $314,800 with a lien on the Company’s revenue. The loan is to be repaid in full on August 2, 2012 and the interest is calculated using annual fixed interest rate of 7.98%, paid monthly.

The loan is insured by Hunan Furong Surety for Small to Mid-size Enterprise, Ltd.	$314,800	$-

On July 26, 2010, the Company signed a loan agreement with Bank of Changsha in the amount of $305,400, which was paid in full on July 27, 2011, The interest was calculated using annual fixed interest rate of 5.31% and paid monthly. The loan was insured by Hunan Furong Surety for Small to Mid-size Enterprise, Ltd.	-	303,400

Total short-term bank loan	$314,800	$303,400

Note 10 – Advances from Customers

As of December 31, 2011 and 2010, the Company had advances from customers of $5,819,444 and $768,773, respectively. These advances are interest-free and unsecured.

Note 11 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the years ended December 31, 2011 and 2010, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

Phoenix International (China) Limited was incorporated in Hong Kong, China. Under the corporate tax laws of Hong Kong, it is not subject to tax on income or capital gains.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the years ended December 31, 2011 and 2010, the income tax provision for the Company was $2,765,968 and $1,654,272, respectively.

Note 11 – Income Taxes (continued)

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a Foreign Invested Entity (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

Note 12 – Other Taxes Payable

Other taxes payable consist of the following:

	December 31, 2011	December 31, 2010

Business taxes payable	$1,216,308	$501,108
Fees and surcharges payable	672,558	221,410
Total	$1,888,866	$722,518

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 13 – Stock Authorization and Issuance

On July 20, 2011, Phoenix International (China) Limited and its shareholders, Guolin Yang, Zhenping Wang, Hongdong Xu, and Jun Liang, (collectively, the “Shareholders”) entered into a Share Exchange Agreement with TK Star Design Inc (“PUBCO”), which later changed its name to China Global Media, Inc. (“CGLO”). Pursuant to the Share Exchange Agreement, PUBCO agreed to acquire all outstanding shares of Phoenix International from the Phoenix International Shareholders in exchange for an aggregate of 36,351,500 newly-issued common shares of PUBCO at $0.001 par value. The completion of the above transaction established a controlling majority of PUBCO’s outstanding common stock. Upon consummation of the share exchange, Phoenix International became a wholly-owned subsidiary of PUBCO.

Immediately upon the execution of the Share Exchange Agreement on July 20, 2011, PUBCO entered into Subscription Agreements with a group of accredited investors (“Investors”).   Pursuant to the Subscription Agreements, the Investors purchased (i) 615,000 shares of PUBCO’s common stock (the “Purchased Shares”) for the purchase price of $1.00 per share; (ii) Series A share purchase warrants to purchase, individually one share of PUBCO’s common stock and, collectively, 1,230,000 shares of PUBCO’s common stock (the “Series A Warrants”); (iii) Series B share purchase warrants to purchase, individually one share of PUBCO’s common stock and, collectively, 1,230,000 shares of PUBCO’s common stock (the “Series B Warrants”); (iv) Series C share purchase warrants to purchase, individually one share of PUBCO’s common stock and, collectively, 615,0000 shares of PUBCO’s common stock (the “Series C Warrants”); and (v) Series D share purchase warrants  to purchase , individually one share of PUBCO’s common stock and, collectively, 615,000 shares of PUBCO’s common stock (the “Series D Warrants”) (collectively, the Series A Warrants, the Series B Warrants, the Series C Warrants and the Series D Warrants, the “Warrants”). Each purchase of a Purchased Shares entitles the Investors to two shares of Series A Warrants, two shares of Series B Warrants, one share of Series C Warrants and one share of Series D Warrants.

Pursuant to the Subscription Agreements and the related Registration Rights Agreements, PUBCO has agreed to file a resale Registration Statement on Form S-1 within 45 days following the closing of the Subscription Agreements (“Required Filing Date”) registering the Purchased Securities (together the “Registrable Securities”) with the Securities and Exchange Commission (the “SEC”).   In the event PUBCO fails to file the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date, PUBCO has agreed to pay liquidated damages to each investor. Liquidated damages begin accruing from and including the day following such Filing Default, until the date that the Registration Statement is filed, or declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such investor pursuant to the Purchase Agreement.  However, the penalties may not exceed an aggregate of 9% of the total purchase price. As of December 31, 2011, the Company incurred $12,300 in registration rights liability and included such amount in other current liabilities in the accompanying consolidated financial statements.

Upon entering the Share Exchange Agreement and Purchase Agreement on July 20, 2011, PUBCO authorized the conversion of unpaid convertible promissory notes in the total amount of $5,870.20 into 5,870,200 shares of common stock, at the conversion price of $0.001 per share.

Upon entering the Subscription Agreements on July 20, 2011, PUBCO entered into a Communications Services Agreement (‘Services Agreement”) with JOL Group, LLC under which JOL Group, LLC will provide PUBCO with communications and marketing services, and PUBCO will pay $400,000 for those services. $260,000 will be paid upon the closing of the said Subscription Agreements and $140,000 will be paid by the 105th day following the closing of the Subscription Agreements. Upon completion of the share exchange transaction, Mr. Guolin Yang, a major shareholder of PUBCO, will place 900,000 of his personal shares of common stock in an escrow account as collateral for the timely payment of $140,000.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 14 – Warrants Liability

The fair value of the warrants liability as of December 31, 2011 was as following:

December 31, 2011

Series A Warrants issued on July 20, 2011, at fair value	$205,076
Series B Warrants issued on July 20, 2011, at fair value	164,987
Series C Warrants issued on July 20, 2011, at fair value	67,476
Series D Warrants issued on July 20, 2011, at fair value	67,476
Total	$505,015

The terms of these warrants issued on July 20, 2011, as described in Note 13, are as follows: (a) Series A warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.5 per share; (b) Series B warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.75 per share; (c) Series C warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share; and (d) Series D warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share. Pursuant to the agreement of these warrants, these warrants may be settled by physical or net share settlement at a choice of the holder. In addition, these warrants are subject to the Registration Rights Agreement as described in Note 13. Under such agreement, the Company agreed to pay liquidated damages to each investor at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of $615,000 in the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date. However, the penalties may not exceed an aggregate of 9% of $615,000. Since the Company has an absolute obligation to make cash payments to the holder of the warrants in the event the Company fails to make timely filings with the SEC, under FASB ASC 815 (formerly EITF 00-19), the series A, B, C, D warrants issued by the Company on July 20, 2011 are accounted for as liability. The Company used the Binomial model in calculating the fair market value of the Warrants. The principal assumptions used in the computation of the Warrants are: expected term of 5 years; a risk-free rate of return of 0.83%; dividend yield of zero percent; and a volatility of 70%.

Note 15 – Earnings Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share has been computed by dividing net earnings by the weighted average number of shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for Diluted EPS excludes the potential common stock that would be exercised under the warrants granted to investors because of their anti-dilutive effect.

CHINA GLOBAL MEDIA, INC.

(FORMERLY TK STAR DESIGN, INC.)

Notes to Consolidated Financial Statements

Note 15 – Earnings Per Share (continued)

	For the Years Ended
	December 31,
	2011	2010

Net income	$7,843,628	$4,721,436

Weighted average common shares (denominator for basic earnings per share)	39,576,549	36,351,500

Effect of dilutive securities: Common stock to be issued (see Note 17)	219,178	-

Weighted average common shares (denominator for basic earnings per share)	39,795,727	36,351,500

Basic earnings per share	$0.20	$0.13
Diluted earnings per share	$0.20	$0.13

For the years ended December 31, 2011 and 2010, the Company had 3,690,000 warrants that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

Note 16 – Concentrations and Credit Risks

For the year ended December 31, 2011, three major media vendors accounted for approximately 60.8% of the Company’s cost for issuing advertisements. For the year ended December 31, 2010, five major media vendors accounted for approximately 67.9% of the Company’s cost for issuing advertisements. Total advertisements issued by these media vendors were $14,533,593 and $7,276,136 for the years ended December 31, 2011 and 2010, respectively.

Five major customers accounted for approximately 43.5% for the Company’s sales for the year ended December 31, 2011. Ten major customers accounted for approximately 40.8% of the Company’s sales for the year ended December 31, 2010. Total sales to these customers were $15,612,131 and $7,371,837, for the years ended December 31, 2011 and 2010, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions where the Company maintains its cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 17 – Subsequent Events

On December 12, 2011, the Company entered into two stock purchase agreements with Min Yang and Chang Yang, respectively. Pursuant to the agreement terms, the Company would issue 4,000,000 shares of common stock to Min Yang and Chang Yang for an aggregate consideration of $1,600,000. The cash proceeds were received on December 16, 2011, but the stocks were not issued until January 11, 2012.