Form 10-Q
period 2012-03-31
CHINA GLOBAL MEDIA INC
filed 2012-05-15
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

China Global Media, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-156457	04-3626788
(Commission File Number)	(I.R.S. Employer Identification No.)

25-26F Wanxiang Enterprise Building,

No.70 Station North Road,

Changsha, Hunan Province,

China, Postal Code: 410001
(Address of Principal Executive Office)

+86-731-89970899

(Issuer’s Telephone Number)

Copy of Communications To:

Bernard & Yam, LLP

Attention: Bin Zhou, Esq.

401 Broadway Suite 1708

New York, NY 10013

Tel: 212-219-7783

Fax: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,485,700 Shares of Common Stock, as of March 31, 2012 and as of May 11, 2012.

CHINA GLOBAL MEDIA, INC.

FORM 10-Q

MARCH 31, 2012

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submissions of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA GLOBAL MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(UNAUDITED)

CHINA GLOBAL MEDIA, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2012 (Unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$ 2,918,870	$ 3,572,443
Accounts receivable, net of allowance for doubtful accounts of $184,107	9,738,970	9,844,032
and $182,945 at March 31, 2012 and December 31, 2011, respectively
Advance payments	16,008,045	14,389,042
Loans receivable, net	866,068	857,880
Other current assets	643,195	703,258
Total current assets	30,175,148	29,366,655

Property and equipment, net	3,072,307	3,095,868

Total assets	$ 33,247,455	$ 32,462,523

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 837,320	$ 1,635,432
Short-term bank loan	316,800	314,800
Advances from customers	4,738,732	5,819,444
Income taxes payable	6,021,168	5,349,962
Other taxes payable	2,025,452	1,888,866
Due to shareholders	133,533	125,684
Other current liabilities	107,365	103,079
Total current liabilities	14,180,370	15,237,267

Warrants liability	241,471	505,015

Long-term capital lease obligations	43,776	51,769

Total liabilities	14,465,617	15,794,051

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.001 par value, 99,000,000 shares authorized,	47,486	43,486
47,485,700 and 43,485,700 shares issued and outstanding
at March 31, 2012 and December 31, 2011, respectively
Additional paid-in capital	2,707,041	2,711,041
Statutory reserve	645,030	645,030
Retained earnings	14,818,945	12,726,742
Accumulated other comprehensive income	563,336	542,173
Total stockholders’ equity	18,781,838	16,668,472

Total liabilities and stockholders' equity	$ 33,247,455	$ 32,462,523

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Sales	$15,038,576	$4,914,616

Cost of sales	11,965,970	3,868,302

Gross profit	3,072,606	1,046,314

Operating expenses:
Selling, general and administrative expenses	708,896	209,825
Total operating expenses	708,896	209,825

Income from operations	2,363,710	836,489

Other income (expenses):
Interest expense, net	(3,033)	(3,909)
Non-operating income	106,807	-
Non-operating expenses	-	(226)
Change in fair value of warrants liability	263,544	-
Total other income (expenses)	367,318	(4,135)

Income before provision for income taxes	2,731,028	832,354

Provision for income taxes	638,825	205,712

Net income	2,092,203	626,642

Other comprehensive income
Foreign currency translation adjustment	21,163	43,929

Comprehensive income	$ 2,113,366	$ 670,571
Earnings per common share
Basic	$ 0.04	$ 0.02
Diluted	$ 0.04	$ 0.02

Weighted average number of common shares
outstanding
Basic	47,046,140	36,351,500
Diluted	47,776,779	36,351,500

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net Income	$ 2,092,203	$ 626,642
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	58,925	50,234
Change in fair value of warrants liability	(263,544)	-
Changes in current assets and current liabilities:
Accounts receivable	168,027	(126,377)
Advance payments	(1,531,443)	(1,197,383)
Other current assets	(76,063)	(229,152)
Accounts payable and accrued expenses	(808,931)	602,703
Advances from customers	(1,120,507)	127,343
Income taxes payable	638,825	205,712
Other taxes payable	124,901	(9,490)
Other current liabilities	3,716	(20,900)
Total adjustments	(2,806,094)	(597,310)

Net cash provided by (used in) operating activities	(713,891)	29,332

Cash flows from investing activities:
Loans made to unrelated parties	136,568	-
Acquisition of property and equipment	(15,586)	(6,519)

Net cash provided by (used in) investing activities	120,982	(6,519)

Effect of foreign currency translation on cash	(60,664)	5,323

Net increase (decrease) in cash and cash equivalents	(653,573)	28,136

Cash and cash equivalents – beginning	3,572,443	797,093

Cash and cash equivalents – ending	$ 2,918,870	$ 825,229

Supplemental schedule of non-cash activities:

Capital lease payment made by a shareholder on behalf of the Company	$ 8,343	$ 5,180
Conversion of APIC to common stock	$ 4,000	$ -

Supplemental disclosure information:
Cash paid for interest	$ 3,033	$ 3,917
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

As disclosed in Note 1, Zhongte, North Latitude and Beichen are VIEs of the WFOE. VIEs are those entities in which the WFOE, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the WFOE is the primary beneficiary of these entities. As a result, the VIEs are consolidated by the WFOE following the provision of ASC 810 "Consolidation of Variable Interest Entities" ("ASC 810"), and eventually consolidated into the Company’s financial statements. All inter-company transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Company does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION AND CONSOLIDATION (CONTINUED)

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from March 31, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

INTERIM FINANCIAL STATEMENTS

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, as not all disclosures required by US GAAP for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended December 31, 2011.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $184,107 and $182,945 as of March 31, 2012 and December 31, 2011, respectively.

NOTE 4 – ADVANCE PAYMENTS

As of March 31, 2012 and December 31, 2011, the advance payments to media vendors for advertising coverage amounted to $16,008,045 and $14,389,042, respectively.

NOTE 5 – LOANS RECEIVABLE

As of March 31, 2012 and December 31, 2011, the Company had outstanding loans to unrelated parties of $866,068 and $857,880, respectively.  These loans are payable on demand, do not bear interest, and are made in good faith.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011

Office equipment and furniture	$ 196,325	$ 179,637
Vehicles	220,991	219,596
Vehicles – capital lease	151,214	150,259
Buildings and improvements	2,993,760	2,974,860
Subtotal	3,562,290	3,524,352
Less: accumulated depreciation	489,983	428,484

Total	$ 3,072,307	$ 3,095,868

NOTE 6 – PROPERTY AND EQUIPMENT (CONTINUED)

Depreciation expense for the three months ended March 31, 2012 and 2011 was $58,925and $50,234, respectively. Amortization of vehicles under capital leases included in depreciation expense for the three months ended March 31, 2012 and 2011 was $8,343 and $5,180, respectively.

NOTE 7 – CAPITAL LEASES – FUTURE MINIMUM LEASE PAYMENTS

The Company leases certain vehicles under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the property and equipment and was $151,214 and $150,259 as of March 31, 2012 and December 31, 2011, respectively. Accumulated amortization of the leased vehicles as of March 31, 2012 and 2011 was $118,307 and $83,425, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2012 are as follows:

Year Ending December 31,	Amount
2012	$ 13,240
2013	15,248
2014	7,624
2015	7,624
2016	7,624
Thereafter	13,649
Total minimum lease payments	$ 65,009
Less: Current maturities of capital
lease obligations	21,233
Long-term capital lease obligations	$ 43,776

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2012	December 31, 2011

Accounts payable	$ 588,495	$ 1,346,826
Accrued expenses	248,825	288,606

Total	$ 837,320	$ 1,635,432

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	March 31,	December 31,
	2012	2011
On August 8, 2011, the Company signed a loan agreement with Bank of

Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on August 2, 2012 and the interest is calculated using annual fixed interest rate of 7.98%, paid monthly. The loan is insured by Hunan Furong

Surety for Small to Mid-size Enterprise, Ltd.	$316,800	$314,800

Total short-term bank loan	$316,800	$314,800

NOTE 10 – ADVANCES FROM CUSTOMERS

As of March 31, 2012 and December 31, 2011, the Company had advances from customers of $4,738,732 and $5,819,444, respectively. These advances are interest-free and unsecured.

NOTE 11 – INCOME TAXES

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the three months ended March 31, 2012 and 2011, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

Phoenix International (China) Limited was incorporated in Hong Kong, China. Under the corporate tax laws of Hong Kong, it is not subject to tax on income or capital gains.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the three months ended March 31, 2012 and 2011, the income tax provision for the Company was $638,825 and $205,712, respectively.

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

NOTE 12 – OTHER TAXES PAYABLE

Other taxes payable consist of the following:

	March 31, 2012	December 31, 2011

Business taxes payable	$ 1,335,447	$ 1,216,308
Fees and surcharges payable	690,005	672,558
Total	$ 2,025,452	$ 1,888,866

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

Pursuant to the Subscription Agreements and the related Registration Rights Agreements, PUBCO has agreed to file a resale Registration Statement on Form S-1 within 45 days following the closing of the Subscription Agreements (“Required Filing Date”) registering the Purchased Securities (together the “Registrable Securities”) with the Securities and Exchange Commission (the “SEC”). In the event PUBCO fails to file the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date, PUBCO has agreed to pay liquidated damages to each investor. Liquidated damages begin accruing from and including the day following such Filing Default, until the date that the Registration Statement is filed, or declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such investor pursuant to the Purchase Agreement.  However, the penalties may not exceed an aggregate of 9% of the total purchase price. As of March 31, 2012, the Company incurred $12,300 in registration rights liability and included such amount in other current liabilities in the accompanying consolidated financial statements.

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

On December 12, 2011, the Company entered into two stock purchase agreements with Min Yang and Chang Yang, respectively. Pursuant to the agreement terms, the Company issued 4,000,000 shares of common stock to Min Yang and Chang Yang for an aggregate consideration of $1,600,000. The cash proceeds were received on December 16, 2011, but the stocks were not issued until January 11, 2012.

The fair value of the warrants liability as of March 31, 2012 was as following:

March 31, 2012

Series A Warrants issued on July 20, 2011, at fair value	$ 103,011
Series B Warrants issued on July 20, 2011, at fair value	77,090
Series C Warrants issued on July 20, 2011, at fair value	30,685
Series D Warrants issued on July 20, 2011, at fair value	30,685
Total	$ 241,471

The terms of these warrants issued on July 20, 2011, as described in Note 13, are as follows: (a) Series A warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.5 per share; (b) Series B warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.75 per share; (c) Series C warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share; and (d) Series D warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share. Pursuant to the agreement of these warrants, these warrants may be settled by physical or net share settlement at a choice of the holder. In addition, these warrants are subject to the Registration Rights Agreement as described in Note 13. Under such agreement, the Company agreed to pay liquidated damages to each investor at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of $615,000 in the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date. However, the penalties may not exceed an aggregate of 9% of $615,000. Since the Company has an absolute obligation to make cash payments to the holder of the warrants in the event the Company fails to make timely filings with the SEC, under FASB ASC 815 (formerly EITF 00-19), the series A, B, C, D warrants issued by the Company on July 20, 2011 are accounted for as liability. The Company used the Binomial model in calculating the fair market value of the Warrants. The principal assumptions used in the computation of the Warrants are: expected term of 5 years; a risk-free rate of return of 1.04%; dividend yield of zero percent; and a volatility of 70%.

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

	For the Three Months Ended March 31
	2012	2011

Net income	$ 2,092,203	$ 626,642

Weighted average common shares
(denominator for basic earnings per share)	47,046,140	36,351,500

Effect of dilutive securities:
Warrants	730,639	-

Weighted average common shares
(denominator for basic earnings per share)	47,776,779	36,351,500

Basic earnings per share	$ 0.04	$ 0.02
Diluted earnings per share	$ 0.04	$ 0.02

For the three months ended March 31, 2012, two major media vendors accounted for approximately 92% of the Company’s cost for issuing advertisements. For the three months ended March 31, 2011, five major media vendors accounted for approximately 85% of the Company’s cost for issuing advertisements. Total advertisements issued by these media vendors were $11,030,492 and $3,287,291 for the three months ended March 31, 2012 and 2011, respectively.

Two major customers accounted for approximately 67% for the Company’s sales for the three months ended March 31, 2012. Five major customers accounted for approximately 59% of the Company’s sales for the three months ended March 31, 2011. Total sales to these customers were $10,086,871 and $2,901,919 for the three months ended March 31, 2012 and 2011, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TK Star for the three months ended March 31, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report for the year ended December 31, 2011.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the quarter ended March 31, 2012and2011

The Quarters Ended March 31,	2012	2011
Sales	$15,038,576	$4,914,616
Cost of sales	$11,965,970	$3,868,302
Gross profit	$3,072,606	$1,046,314
Selling, general and administrative expenses	$708,896	$209,825
Other income (expense)	$367,318	$(4,135)
Income taxes	$638,825	$205,712
Net income	$2,731,028	$832,354
Foreign currency translation adjustment	$21,163	$43,929
Comprehensive income	$2,113,366	$670,571

Sales:

Our sales for the quarter ended March 31, 2012 were $15,038,576, an increase of $10,123,960, or 206% from our sales of $4,914,616 for the quarter ended March 31, 2011. This increase was mainly due to our continued sales and marketing efforts to locate and develop new customers who contributed to the sales growth.

Sales generated by the portfolio of advertising media resources are as follows:

	The Quarter Ended March 31,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	13,806	92%	3,869	79%	9,937	257%
Radio	556	4%	550	11%	6	1%
Newspaper and magazine	201	1%	205	4%	(4)	-2%
Exhibition and events	141	1%	128	3%	13	10%
Elevator door display	50	0%	41	1%	9	22%
Outdoor billboard	174	1%	93	2%	81	87%
Internet	111	1%	29	1%	82	283%
Total	15,039	100%	4,915	100%	10,124

Sales generated from TV advertisements increased by $9.9 million due to expansion of our TV advertising business. In April 2011, Hunan TV had released a new show called “Top Gear”, which was introduced from BBC. It is an entertainment program to introduce new cars to the audience. We had purchased material advertising coverage rights for this show and released advertisements for our automobile customers in the second quarter of 2011. Also, in 2010, Hunan TV acquired Qinghai TV as a subsidiary and we started our advertising coverage in Qinghai TV from late 2011. Additionally, we acquired advertising coverage rights from a third party in 2012, instead of obtaining the rights directly from Hunan TV. The sales contributed from the rights acquired were $598,695 in the quarter ended March 31, 2012

Sales generated from outdoor billboards and internet increased by $81,000 and $82,000, respectively, due to engagements with a new partner to display advertisements for our clients on outdoor billboards and our continuing effort to expand our business in various media resource. We started our billboard display and internet commercial business in 2010, thus, the sales generated were limited for the quarter ended March 31, 2011.

From late 2011, the Company has been focusing on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs.

Cost of Sales:

Our cost of sales for the quarter ended March 31, 2012 was $11,965,970, an increase of $8,097,668 as compared to $3,868,302 for the quarter ended March 31, 2011. This increase was primarily due to the expansion of our business and more revenue generated. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Quarter Ended March 31,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	11,229	94%	3,084	80%	8,145	264%
Radio	343	2%	450	12%	(107)	-24%
Newspaper and magazine	138	1%	152	4%	(14)	-9%
Exhibition and events	82	1%	66	2%	16	24%
Elevator door display	18	0%	17	0%	1	6%
Outdoor billboard	110	1%	83	2%	27	33%
Internet	46	0%	16	0%	30	188%
Total	11,966	100%	3,868	100%	8,098

Gross Profit:

As a result of the foregoing, we generated an operating profit of $3,072,606 for the quarter ended March 31, 2012, a $2,026,292 increase from the comparable period in 2011. Gross profit rate decreased by 1% from 21% to 20%. The decrease in gross profit is mainly due to the change of combinations of revenue from different media. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Quarter Ended March 31,
	2012	2011	Variance

TV	19%	20%	-1%
Radio	49%	18%	31%
Newspaper and magazine	31%	26%	5%
Exhibition and events	42%	48%	-6%
Elevator door display	64%	59%	5%
Outdoor billboard	37%	11%	26%
Internet	59%	45%	14%

Gross profit percentage for sales mainly generated from radio, outdoor billboard and internet: We started our commercial business on radio, outdoor billboard and internet in 2010. In the quarter ended March 31, 2011, we generated limited sales from these media and the gross margin was low because we had material fixed costs for sales. In the quarter ended March 31, 2012, sales from those media increased and it lowered average cost of sales since the fixed cost was stable from year to year. The gross profit in the first quarter of 2011 was not representing normal profitability from these media resources and we expect the gross margin will keep the same level in the near future.

Gross profit percentage for sales generated from other media resources fluctuates in normal range in our business operations.

Operating Expenses:

 Operating expenses, including selling expenses and general and administrative expenses, were $708,896 for the quarter ended March 31, 2012 as compared to $209,825 for the quarter ended March 31, 2011, an increase of $499,071. The increase of these major expenses was mainly due to our expansion of business and increased public listing fees that occurred after the reverse merger in July, 2011.

The primary changes in the operating expense include the following:

• Payroll expense increased by approximately $203,000, which was due to the expansion of our business that required more administrative and sales staff from 2011 to 2012.  The increase in payroll is in proportion to the increase of net sales.

•Public listing related expenses, including audit and accounting fees, attorney service expenses and other professional service expenses, increased by approximately $83,000 due to our public listing effort since July 2011. We anticipate that our professional expenses related to the public listing in US will remain at its current level in the near future.

• Other expenses, including office, hospitality and other miscellaneous expenses increased by approximately $213,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $638,825 for the quarter ended March 31, 2012, comparing to $205,712 for the quarter ended March 31, 2011, an increase of $433,113. Such increase is due to the increased income before taxes from operations.

Net Income:

We reported net income of $2,092,203 and $626,642 for the quarters ended March 31, 2012 and 2011, respectively. Basic and diluted earnings per common share were identical for quarter ended March 31, 2011, which were $ 0.02. For the quarters ended March 31, 2012, basic and diluted earnings per share were $0.04 and $0.04, respectively. Shares totalling 730,639 were included in weighted average diluted shares due to the dilution effect of the warrants outstanding. This increase was the result of the commencement of normal operations in 2011. We believe that this trend will continue during our 2012 fiscal year and beyond.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $2,113,366 for the quarter ended March 31, 2012 as compared to $670,571 for the quarter ended March 31, 2011. The increase of comprehensive income was mainly due to an increase of our net income.

Liquidity and Capital Resources

We fund our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirement for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

As of March 31, 2012, we had cash and cash equivalents of $2,918,870. Our current assets were $30,175,148 and our current liabilities were $14,180,370 as of March 31, 2012, which resulted in a current ratio of approximately 2.13:1.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Quarter Ended March 31,
	2012	2011
Cash flows by operating activities	(731,891)	29,332
Cash flows by investing activities	120,982	(6,519)
Cash flows by financing activities	-	-

Net cash provided by operating activities decreased by $743,223 for the quarter ended March 31, 2012 compared to the net cash provided by operating activities of $29,332 for the quarter ended March 31, 2011. The decrease was mainly due to an increase in advance payments, increased recognition of revenue due to advances from customers to vendors and non-cash gain from changes in fair value of warranty liability, partially offset by an increase in net income and taxes payable.

Net cash provided by investing activities in the quarter ended March 31, 2012 was $120,982 as compared to cash used in investing activities of $6,519.  The increased net cash provided by investing activities in 2012 was mainly due to the increased cash proceeds from repayment of unrelated party receivables of $136,568.

Accounts Receivable, and Allowance for Doubtful Accounts.

Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Our standard collection term is three to six months.   We review our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. The Company reserves 5% of accounts receivable balances that have been outstanding for more than six months and less than one year, 20% of accounts receivable balances that have been outstanding for more than one year and less than two years, and 100% of accounts receivable balances that have been outstanding for more than two years. The collection of accounts receivable will substantially increase our liquidity and we will maintain the current level of accounts receivable balance in the near future. As of March 31, 2012, there was $8.69 million of accounts receivable that were aged more than 90 days..

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

The customer is required to make an initial deposit amounting to 5% of the contract amount.  The deposit is recorded as an advance payment and is recognized as revenue when the contractual services are provided or when the advertisement is released on the designated media.

The advances from customers are usually not refundable to the customers.

Income tax liabilities

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to a statutory income tax rate of 25%. The subsidiaries are accruing the income tax expense but have not paid any since 2009. The Company is being propositioned by local governments of several counties in Changsha that if the Company could relocate its registration address to those counties, the Company would be granted favorable tax treatments. We have not paid any of the accrued tax liability since we are still in the process of selecting the location. When we reach a final decision, we will use our working capital to make tax payments, which can significantly impact our liquidity since all income tax liability needs to be paid off. We expect to make our decision by the end of 2012 and all tax payments will be made accordingly.

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

As of March 31, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management believes that the Company's internal control over financial reporting is effective.

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

China Global Media, Inc.
(Registrant)

/s/ Guolin Yang
Guolin Yang
Title: President and Chief Executive Officer

May 14, 2012