Form 10-Q
period 2012-06-30
CHINA GLOBAL MEDIA INC
filed 2012-08-14
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,485,700 Shares of Common Stock, as of June 30, 2012 and as of August 13, 2012.

CHINA GLOBAL MEDIA, INC.

FORM 10-Q

JUNE 30, 2012

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
Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA GLOBAL MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

CHINA GLOBAL MEDIA, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2012 (Unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$ 2,656,981	$ 3,572,443
Accounts receivable, net of allowance for doubtful accounts of $184,223	12,000,727	9,844,032
and $182,945 at June 30, 2012 and December 31, 2011, respectively
Advance payments	14,027,990	14,389,042
Loans receivable, net	727,566	857,880
Other current assets	880,742	703,258
Total current assets	30,294,006	29,366,655

Property and equipment, net	3,030,861	3,095,868

Total assets	$33,324,867	$32,462,523

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 694,400	$ 1,635,432
Short-term bank loan	317,000	314,800
Advances from customers	1,985,272	5,819,444
Income taxes payable	6,753,168	5,349,962
Other taxes payable	2,026,804	1,888,866
Due to shareholders	160,689	125,684
Other current liabilities	99,404	103,079
Total current liabilities	12,036,737	15,237,267

Warrants liability	259,626	505,015

Long-term capital lease obligations	26,132	51,769

Total liabilities	12,322,495	15,794,051

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.001 par value, 99,000,000 shares authorized,	47,486	43,486
47,485,700 and 43,485,700 shares issued and outstanding
at June 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	2,707,041	2,711,041
Statutory reserve	645,030	645,030
Retained earnings	16,956,030	12,726,742
Accumulated other comprehensive income	646,785	542,173
Total stockholders’ equity	21,002,372	16,668,472

Total liabilities and stockholders' equity	$33,324,867	$32,462,523

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$16,279,823	$3,729,852	$31,318,399	$8,644,468

Cost of sales	12,714,497	2,491,951	24,680,467	6,360,253

Gross profit	3,565,326	1,237,901	6,637,932	2,284,215

Operating expenses:
Selling, general and administrative expenses	682,401	229,037	1,391,297	438,862
Total operating expenses	682,401	229,037	1,391,297	438,862

Income from operations	2,882,925	1,008,864	5,246,635	1,845,353

Other income (expenses):
Interest expense, net	(4,015)	(2,916)	(7,048)	(6,825)
Non-operating income (expenses)	7,767	(1,227)	114,574	(1,453)
Change in fair value of warrants liability	(18,155)	-	245,389	-
Total other income (expenses)	(14,403)	(4,143)	352,915	(8,278)

Income before provision for income taxes	2,868,522	1,004,721	5,599,550	1,837,075

Provision for income taxes	731,437	252,523	1,370,262	458,235

Net income	2,137,085	752,198	4,229,288	1,378,840

Other comprehensive income
Foreign currency translation adjustment	83,449	95,752	104,612	139,681
Comprehensive income	$ 2,220,534	$ 847,950	$ 4,333,900	$ 1,518,521
Earnings per common share
Basic	$ 0.05	$ 0.02	$ 0.09	$ 0.04
Diluted	$ 0.05	$ 0.02	$ 0.09	$ 0.04

Weighted average number of common shares
outstanding
Basic	47,485,700	36,351,500	47,264,706	36,351,500
Diluted	47,485,700	36,351,500	47,315,337	36,351,500

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$ 4,229,288	$ 1,378,840
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	111,521	95,733
Change in fair value of warrants liability	(245,389)	-
Provision for registration rights liability	12,300	-
Changes in current assets and current liabilities:
Accounts receivable	(2,090,007)	(1,159,186)
Advance payments	462,077	(3,791,157)
Other current assets	(174,045)	(328,922)
Accounts payable and accrued expenses	(951,822)	2,014,855
Advances from customers	(3,878,753)	1,699,894
Income taxes payable	1,367,196	458,236
Other taxes payable	124,864	(9,275)
Other current liabilities	(7,090)	25,670
Total adjustments	(5,269,148)	(994,152)

Net cash provided by (used in) operating activities	(1,039,860)	384,688

Cash flows from investing activities:
Loans made to unrelated parties	136,448	-
Acquisition of property and equipment	(24,792)	(7,164)
Due form shareholder	-	(75,381)

Net cash provided by (used in) investing activities	111,656	(82,545)

Effect of foreign currency translation on cash	12,742	18,876

Net increase (decrease) in cash and cash equivalents	(915,462)	321,019

Cash and cash equivalents – beginning	3,572,443	797,093

Cash and cash equivalents – ending	$ 2,656,981	$ 1,118,112

Supplemental schedule of non-cash activities:

Capital lease payment made by a shareholder on behalf of the Company	$ 35,560	$ 10,423
Conversion of additional paid-in capital to common stock	$ 4,000	$ -

Supplemental disclosure information:
Cash paid for interest	$ 7,048	$ 6,825
Cash paid for income taxes	$ -	$ -

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION AND CONSOLIDATION (CONTINUED)

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $184,223 and $182,945 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 4 – ADVANCE PAYMENTS

As of June 30, 2012 and December 31, 2011, the advance payments to media vendors for advertising coverage amounted to $14,027,990 and $14,389,042, respectively.

NOTE 5 – LOANS RECEIVABLE

As of June 30, 2012 and December 31, 2011, the Company had outstanding loans to unrelated parties of $727,566 and $857,880, respectively.  These loans are payable on demand, do not bear interest, and are made in good faith.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011

Office equipment and furniture	$ 205,659	$ 179,637
Vehicles	221,131	219,596
Vehicles – capital lease	151,309	150,259
Buildings and improvements	2,995,650	2,974,860
Subtotal	3,573,749	3,524,352
Less: accumulated depreciation	542,888	428,484

Total	$3,030,861	$3,095,868

Depreciation expense for the three months ended June 30, 2012 and 2011 was $52,596, and $45,499, for the six months ended June 30, 2012 and 2011 was $111,521 and $95,733, respectively. Amortization of vehicles under capital leases included in depreciation expense for the three months ended June 30, 2012 and 2011 was $2,959 and $5,212, for the six months ended June 30, 2012 and 2011 was $11,302 and $10,392, respectively.

NOTE 7 – CAPITAL LEASES – FUTURE MINIMUM LEASE PAYMENTS

The Company leases certain vehicles under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the property and equipment and was $151,309 and $150,259 as of June 30, 2012 and December 31, 2011, respectively. Accumulated amortization of the leased vehicles as of June 30, 2012 and 2011 was $121,266 and $88,637, respectively. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments are as follows:

Year Ending December 31,	Amount
2012	$ 10,428
2013	12,070
2014	4,711
2015	4,711
2016	6,282
Total minimum lease payments	$ 38,202
Less: current maturities of capital
lease obligations	12,070
Long-term capital lease obligations	$ 26,132

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2012	December 31, 2011

Accounts payable	$ 617,480	$ 1,346,826
Accrued expenses	76,920	288,606

Total	$ 694,400	$ 1,635,432

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	June 30,	December 31,
	2012	2011
On August 8, 2011, the Company signed a loan agreement with Bank of

Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on August 2, 2012 and the interest is calculated using annual fixed interest rate of 7.98%, paid monthly. The loan is insured by Hunan Furong

Surety for Small to Mid-size Enterprise, Ltd.	$317,000	$314,800

Total short-term bank loan	$317,000	$314,800

NOTE 10 – ADVANCES FROM CUSTOMERS

As of June 30, 2012 and December 31, 2011, the Company had advances from customers of $1,985,272 and $5,819,444, respectively. These advances are interest-free and unsecured.

NOTE 11 – INCOME TAXES

China Global Media, Inc. is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As it is a U.S. holding company, it did not generate any revenues for the six months ended June 30, 2012 and 2011, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

Phoenix International (China) Limited was incorporated in Hong Kong, China. Under the corporate tax laws of Hong Kong, it is not subject to tax on income or capital gains.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the six months ended June 30, 2012 and 2011, the income tax provision for the Company was $1,370,262 and $458,235, respectively.

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

NOTE 12 – OTHER TAXES PAYABLE

Other taxes payable consist of the following:

	June 30, 2012	December 31, 2011

Business taxes payable	$1,336,290	$1,216,308
Fees and surcharges payable	690,514	672,558
Total	$2,026,804	$1,888,866

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

NOTE 13 – STOCK AUTHORIZATION AND ISSUANCE (CONTINUED)

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

NOTE 14 – WARRANTS LIABILITY

The fair value of the warrants liability as of June 30, 2012 was as following:

June 30, 2012

Series A Warrants issued on July 20, 2011, at fair value	$ 88,139
Series B Warrants issued on July 20, 2011, at fair value	86,541
Series C Warrants issued on July 20, 2011, at fair value	42,473
Series D Warrants issued on July 20, 2011, at fair value	42,473
Total	$ 259,626

The terms of these warrants issued on July 20, 2011, as described in Note 13, are as follows: (a) Series A warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.5 per share; (b) Series B warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.75 per share; (c) Series C warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share; and (d) Series D warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share. Pursuant to the agreement of these warrants, these warrants may be settled by physical or net share settlement at a choice of the holder. In addition, these warrants are subject to the Registration Rights Agreement as described in Note 13. Under such agreement, the Company agreed to pay liquidated damages to each investor at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of $615,000 in the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date. However, the penalties may not exceed an aggregate of 9% of $615,000. Since the Company has an absolute obligation to make cash payments to the holder of the warrants in the event the Company fails to make timely filings with the SEC, under FASB ASC 815 (formerly EITF 00-19), the series A, B, C, D warrants issued by the Company on July 20, 2011 are accounted for as liability. The Company used the Binomial model in calculating the fair market value of the Warrants. The principal assumptions used in the computation of the Warrants are: expected term of 5 years; a risk-free rate of return of 0.72%; dividend yield of zero percent; and a volatility of 200%.

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

	For the Three Months Ended June 30,
	2012	2011

Net income	$ 2,137,085	$ 752,198

Weighted average common shares
(denominator for basic earnings per share)	47,485,700	36,351,500

Effect of dilutive securities:
Warrants	-	-

Weighted average common shares
(denominator for basic earnings per share)	47,485,700	36,351,500

Basic earnings per share	$ 0.05	$ 0.02
Diluted earnings per share	$ 0.05	$ 0.02

NOTE 15 – EARNINGS PER SHARE (CONTINUED)

	For the Six Months Ended June 30,
	2012	2011

Net income	$ 4,229,288	$ 1,378,840

Weighted average common shares
(denominator for basic earnings per share)	47,264,706	36,351,500

Effect of dilutive securities:
Warrants	50,631	-

Weighted average common shares
(denominator for diluted earnings per share)	47,315,337	36,351,500

Basic earnings per share	$ 0.09	$ 0.04
Diluted earnings per share	$ 0.09	$ 0.04

NOTE 16 – CONCENTRATIONS AND CREDIT RISKS

For the six months ended June 30, 2012, five major media vendors accounted for approximately 91% of the Company’s cost for issuing advertisements. For the six months ended June 30, 2011, six major media vendors accounted for approximately 87% of the Company’s cost for issuing advertisements. Total advertisements issued by these media vendors were $22,439,230 and $5,254,274 for the six months ended June 30, 2012 and 2011, respectively.

Five major customers accounted for approximately 79% for the Company’s sales for the six months ended June 30, 2012. Nine major customers accounted for approximately 62% of the Company’s sales for the six months ended June 30, 2011. Total sales to these customers were $24,771,903 and $5,324,866 for the six months ended June 30, 2012 and 2011, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TK Star for the three months ended June 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report for the year ended December 31, 2011.

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

Strategy

1. We are the leading advertising and brand name developing company in Hunan Province, China.  Our major competitors, including Hunan Public Channel Automobile Program, Changsha Economics and Trade Television Channel Automobile Program and other scattered automobile advertising companies.

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

2. Expand and enhance our portfolio of advertising media resources. We plan to enter exclusive advertising coverage contracts with more media programs.

3. Enter new advertisement media area and develop our own media programs. We plan to expand the Elevator Door Advertisement business and sign up new elevator door locations. We also plan to develop our own media program such as websites.

4. Continue to expand our advertising customer base.

Results of Operations

The following table shows the results of operations of our business.

Comparison of the quarter ended June 30, 2012 and 2011

The Quarters Ended June 30,	2012	2011
Sales	$16,279,824	$3,729,852
Cost of sales	$12,714,498	$2,491,951
Gross profit	$3,565,326	$1,237,901
Selling, general and administrative expenses	$682,401	$229,037
Other income (expenses)	$(14,403)	$(4,143)
Income taxes	$731,437	$252,523
Net income	$2,137,085	$752,198
Foreign currency translation adjustment	$83,449	$95,752
Comprehensive income	$2,220,534	$847,950

Sales:

Our sales for the quarter ended June 30, 2012 were $16,279,823, an increase of $12,549,971, or 336% from our sales of $3,729,852 for the quarter ended June 30, 2011. This increase was mainly due to our continued sales and marketing efforts to locate and develop new customers who contributed to the sales growth.

Sales generated by the portfolio of advertising media resources are as follows:

	The Quarter Ended June 30,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	14,388	88%	2,423	65%	11,965	494%
Radio	693	4%	506	14%	187	37%
Newspaper and magazine	116	1%	178	5%	(62)	(35%)
Exhibition and events	801	5%	383	10%	418	109%
Elevator door display	46	0%	115	3%	(69)	(60%)
Outdoor billboard	155	1%	56	1%	99	177%
Internet	80	1%	67	2%	13	19%
Total	16,279	100%	3,728	100%	12,551

From late 2011, the Company has been focusing on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs.  Sales generated from TV advertisements increased by $11.97 million due to expansion of our TV advertising business. In 2012, we expanded our business to cosmetics products. In the quarter ended June 30, 2012, sales generated for cosmetics product advertisement increased by $10.9 million. Our customers include “Dr. Bai” “Marubi” and “JVJQ”.

Sales generated from radio and outdoor billboard increased by $187,000 and $99,000, respectively, due to engagements with a new partner to display advertisements for our clients on outdoor billboards and our continuing effort to expand our business in various media resource.

Cost of Sales:

Our cost of sales for the quarter ended June 30, 2012 was $12,714,497, an increase of $10,222,546 as compared to $2,491,951 for the quarter ended June 30, 2011. This increase was primarily due to the expansion of our business and more revenue generated. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Quarter Ended June 30,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	11,441	90%	1,639	66%	9,802	598%
Radio	514	4%	316	13%	198	62%
Newspaper and magazine	95	1%	157	6%	(62)	(39%)
Exhibition and events	460	4%	252	10%	208	83%
Elevator door display	18	0%	47	2%	(29)	(62%)
Outdoor billboard	128	1%	42	2%	86	205%
Internet	58	0%	38	1%	20	53%
Total	12,714	100%	2,491	100%	10,223

Gross Profit:

As a result of the foregoing, we generated an operating profit of $3,565,326 for the quarter ended June 30, 2012, a $2,327,425 increase from the comparable period in 2011. Gross profit rate decreased by 11% from 33% to 22%. The volatility in gross profit percentages is mainly due to the change of combinations of revenue from different media and the change of gross profit percentage of each advertising media resource. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Quarter Ended June 30,
	2012	2011	Variance

TV	20%	32%	-12%
Radio	26%	38%	-12%
Newspaper and magazine	18%	12%	6%
Exhibition and events	43%	34%	9%
Elevator door display	61%	59%	2%
Outdoor billboard	17%	25%	-8%
Internet	29%	43%	-16%

Gross profit percentage for TV decreased mainly due to the increased business competition in this industry. The advertisement coverage resource is stable since our vendors are stable. However, there are increasing advertising agents like us coming into the business. Gross profit percentage for radio decreased by 12%. In the quarter ended June 30, 2011, we had advertising coverage from a new radio station with a gross margin over 50%, which improves the overall margin in the quarter in 2011. The gross profit percentage from newspaper, exhibition and events, outdoor billboard and internet fluctuate quarter to quarter due to the fact that we are relatively new in these industries and the cost highly depends on the competition with other companies and the relationship with the media. When the sales from these media are limited, the gross margin fluctuated significantly.

Since sales from TV to total sales increased from 65% to 88%, however, gross margin percentage for sales from TV decreased by 12%, the overall gross profit decreased by 11%.

Operating Expenses:

 Operating expenses, including selling expenses and general and administrative expenses, were $682,401 for the quarter ended June 30, 2012 as compared to $229,037 for the quarter ended June 30, 2011, an increase of $453,364. The increase of these major expenses was mainly due to our expansion of business and increased public listing fees that occurred after the reverse merger in July, 2011.

The primary changes in the operating expense include the following:

• Payroll and related expense increased by approximately $267,000, which was due to the expansion of our business that required more administrative and sales staff from 2011 to 2012.  The increase in payroll is in proportion to the increase of net sales.

• Other expenses, including office, hospitality and other miscellaneous expenses increased by approximately $186,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $731,437 for the quarter ended June 30, 2012, comparing to $252,523 for the quarter ended June 30, 2011, an increase of $478,914. Such increase is due to the increased income before taxes from operations.

Net Income:

We reported net income of $2,137,085 and $752,198 for the quarters ended June 30, 2012 and 2011, respectively. Basic and diluted earnings per common share were identical for quarter ended June 30, 2012, which were $ 0.05. For the quarter ended June 30, 2011, basic and diluted earnings per share were $0.02. This increase was the result of the commencement of normal operations in 2011. We believe that this trend will continue during our 2012 fiscal year and beyond.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $2,220,534 for the quarter ended June 30, 2012 as compared to $847,950 for the quarter ended June 30, 2011. The increase of comprehensive income was mainly due to an increase of our net income.

Comparison of the six months ended June 30, 2012 and 2011

The Six Months Ended June 30,	2012	2011
Sales	$31,318,399	$8,644,468
Cost of sales	$24,680,467	$6,360,253
Gross profit	$6,637,932	$2,284,215
Selling, general and administrative expenses	$1,391,297	$438,862
Other income (expense)	$352,915	$(8,278)
Income taxes	$1,370,262	$458,235
Net income	$4,229,288	$1,378,840
Foreign currency translation adjustment	$104,612	$139,681
Comprehensive income	$4,333,900	$1,518,521

Sales:

Our sales for the six months ended June 30, 2012 were $31,318,399, an increase of $22,673,931, or 262% from our sales of $8,644,468 for the six months ended June 30, 2011. This increase was mainly due to our continued sales and marketing efforts to locate and develop new customers who contributed to the sales growth.

Sales generated by the portfolio of advertising media resources are as follows:

	The Six Months Ended June 30,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	28,194	90%	6,292	73%	21,902	348%
Radio	1,249	4%	1,056	12%	193	18%
Newspaper and magazine	317	1%	383	4%	(66)	(17%)
Exhibition and events	942	3%	511	6%	431	84%
Elevator door display	96	0%	156	2%	(60)	(38%)
Outdoor billboard	329	1%	149	2%	180	121%
Internet	191	1%	97	1%	94	97%
Total	31,318	100%	8,644	100%	22,674

From late 2011, the Company has been focusing on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs.  Sales generated from TV advertisements increased by $21.9 million due to expansion of our TV advertising business. In 2012, we expanded our business to cosmetics products. In the 6 months ended June 30, 2012, sales generated from cosmetics product advertisement increased by $21.7 million. Our customers includes “Dr. Bai” “Marubi” and “JVJQ”

Sales generated from Exhibition and events and Outdoor billboard increased by $431,000 and $180,000, respectively, due to engagements with a new partner to display advertisements for our clients on outdoor billboards and our continuing effort to expand our business in various media resource. For the 6 months ended June 30, 2012, we organized 89 exhibition and events, compared to 61 in the same period for last year.

Cost of Sales:

Our cost of sales for the six months ended June 30, 2012 was $24,680,467, an increase of $18,320,214 as compared to $6,360,253 for the six months ended June 30, 2011. This increase was primarily due to the expansion of our business and more revenue generated. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Six Months Ended June 30,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	22,670	92%	4,723	74%	17,947	380%
Radio	857	3%	766	12%	91	12%
Newspaper and magazine	233	1%	309	5%	(76)	(25)
Exhibition and events	542	2%	318	5%	224	70%
Elevator door display	36	0%	64	1%	(28)	(44%)
Outdoor billboard	238	1%	126	2%	112	89%
Internet	103	1%	53	1%	50	94%
Total	24,679	100%	6,359	100%	18,320

Gross Profit:

As a result of the foregoing, we generated an operating profit of $6,637,932 for the six months ended June 30, 2012, a $4,353,717 increase from the comparable period in 2011. Gross profit rate decreased by 5% from 26% to 21%. The volatility in gross profit percentages is mainly due to the change of combinations of revenue from different media and the change of gross profit percentage of each advertising media resource. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Six Months Ended June 30,
	2012	2011	Variance

TV	20%	25%	-5%
Radio	31%	27%	4%
Newspaper and magazine	26%	19%	7%
Exhibition and events	42%	38%	5%
Elevator door display	63%	59%	4%
Outdoor billboard	28%	15%	12%
Internet	46%	45%	1%

Gross profit percentage for TV decreased mainly due to the increased business competition in this industry. The advertisement coverage resource is stable since our vendors are stable. However, there are increasing advertising agents like us coming into the business. We have to pay more to purchase the coverage right compared to previous period.  In contrast, the gross profit percentage from newspaper, exhibition and events, outdoor billboard increased compared to the same period last year due to the fact that we are relatively new in these industries and the cost highly depends on the competition with other companies and the relationship with the media. When the sales from these media are limited, the gross margin fluctuated significantly.

Since sales from TV to total sales increased from 74% to 92%, however, gross margin percentage for sales from TV decreased by 5%, the overall gross profit decreased by 5%.

Operating Expenses:

 Operating expenses, including selling expenses and general and administrative expenses, were $1,391,297 for the six months ended June 30, 2012 as compared to $438,862 for the six months ended June 30, 2011, an increase of $952,435. The increase of these major expenses was mainly due to our expansion of business and increased public listing fees that occurred after the reverse merger in July, 2011.

The primary changes in the operating expense include the following:

• Payroll and related expense increased by approximately $467,000, which was due to the expansion of our business that required more administrative and sales staff from 2011 to 2012.  The increase in payroll is in proportion to the increase of net sales.

•Public listing related expenses, including audit and accounting fees, attorney service expenses and other professional service expenses, increased by approximately $85,380 due to our public listing effort since July 2011. We anticipate that our professional expenses related to the public listing in US will remain at its current level in the near future.

• Other expenses, including office, hospitality and other miscellaneous expenses increased by approximately $400,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $1,370,262 for the six months ended June 30, 2012, comparing to $458,235 for the six months ended June 30, 2011, an increase of $912,027. Such increase is due to the increased income before taxes from operations.

Net Income:

We reported net income of $4,229,288 and $1,378,840 for the six months ended June 30, 2012 and 2011, respectively. Basic and diluted earnings per common share were identical for six months ended June 30, 2012, which were $ 0.09. For the six months ended June 30, 2011, basic and diluted earnings per share were $0.04. This increase was the result of the commencement of normal operations in 2011. We believe that this trend will continue during our 2012 fiscal year and beyond.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $4,333,900 for the quarter ended June 30, 2012 as compared to $1,518,421 for the quarter ended June 30, 2011. The increase of comprehensive income was mainly due to an increase of our net income.

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

As of June 30, 2012, we had cash and cash equivalents of $2,656,981. Our current assets were $30,294,006 and our current liabilities were $12,036,737 as of June 30, 2012, which resulted in a current ratio of approximately 2.52:1.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2012	2011
Cash flows by operating activities	(1,039,860)	384,688
Cash flows by investing activities	111,656	(82,545)
Cash flows by financing activities	-	-

Net cash provided by operating activities decreased by $1,416,548 for the six months ended June 30, 2012 compared to the net cash provided by operating activities of $384,688 for the six months ended June 30, 2011. The decrease was mainly due to an increase in advances from customers, accounts receivables, and non-cash gain from changes in fair value of warranty liability, partially offset by an increase in net income and taxes payable.

Net cash provided by investing activities in the six months ended June 30, 2012 was $111,656 as compared to cash used in investing activities of $82,545.  The increased net cash provided by investing activities in 2012 was mainly due to the increased cash proceeds from repayment of unrelated party receivables of $136,448.

Accounts Receivable, and Allowance for Doubtful Accounts.

Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Our standard collection term is three to six months.   We review our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. The Company reserves 5% of accounts receivable balances that have been outstanding for more than six months and less than one year, 20% of accounts receivable balances that have been outstanding for more than one year and less than two years, and 100% of accounts receivable balances that have been outstanding for more than two years. The collection of accounts receivable will substantially increase our liquidity and we will maintain the current level of accounts receivable balance in the near future. As of June 30, 2012, there was $8.62 million of accounts receivable that were aged more than 90 days.

Advance payments

The Company is required to make payments to a number of media companies to acquire exclusive contracts for advertising coverage before the contract is signed, including Hunan radio and television advertising company, Golden Eagle 955 Radio Station, Hunan People’s Radio Station-Traffic channel, Changsha TV News channel, Voices Online Auto Channel. The advance payments represent security deposit of 5-10% of the contract price and payments for the rights before the advertisement is released. it is non-refundable. When the contract was signed, the advance payment became advertising right in nature and when it was executed and advertisement is released, the assets would be amortized as cost of sales.

The contractual term for these exclusive coverage rights includes:

1.

The time for the advertisement to release (for example, Monday to Friday, naming rights for entertainment show, in the year of 2012)

2.

The media on which the advertisements would be released (for example: Hunan TV)

3.

The content of the advertisements (For example: Dr Bai Cosmetics)

4.

The total agreed coverage rights fee (for example: 8.5 million RMB)

5.

And the deposit required (5%)

The recoverability of the advance payments is highly dependent on our sales of the advertising coverage to our customers. Historically, the company has not experienced any material losses in advance payments since, as required, the Company needs to disclose the content and objects of the advertisement before signing the contract and usually the Company obtains advertising releasing intent with customers before it acquires advertising coverage right from media.

With the expansion of our business, we expect that the advance payments to media will increase when we buy more advertising coverage on certain media.

As of June 30, 2012, the advance payments to our major vendors include:

Amount
Hunan radio and television advertising company	8,697,528
Golden Eagle 955 Radio Station	1,214,718
Changsha Haizhongjin Culture Co	2,293,073

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

As of June 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management believes that the Company's internal control over financial reporting is effective.

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting during the fiscal quarter ended June 30, 2012.

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

August 14, 2012