Form 10-Q/A
period 2012-06-30
CHINA GLOBAL MEDIA INC
filed 2012-08-20
CIK 1450015

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

 Explanatory Note

The purpose of this Form 10-Q/A Amendment is to furnish the Interactive data files pursuant to Rule 405 of Regulation S-T.

CHINA GLOBAL MEDIA, INC.

FORM 10-Q/A

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

As disclosed in Note 1, Zhongte, North Latitude and Beichen are VIEs of the WFOE. VIEs are those entities in which the WFOE, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the WFOE is the primary beneficiary of these entities. As a result, the VIEs are consolidated by the WFOE following the provision of ASC 810 "Consolidation of Variable Interest Entities" ("ASC 810"), and eventually consolidated into the Company’s financial statements. All inter-company transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to financial information and the requirements of Form 10-Q/A and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Company does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

August 17, 2012