Form 10-Q
period 2012-09-30
CHINA GLOBAL MEDIA INC
filed 2012-11-19
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

YES ☐  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,485,700 Shares of Common Stock, as of September 30, 2012 and as of November 19, 2012.

CHINA GLOBAL MEDIA, INC.

FORM 10-Q

SEPTEMBER 30, 2012

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
Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA GLOBAL MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

CHINA GLOBAL MEDIA, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,831,580	$ 3,572,443
Accounts receivable, net of allowance for doubtful accounts of $238,602 and $182,945 at September 30, 2012 and December 31, 2011,
respectively	13,216,452	9,844,032
Advance payments	19,244,097	14,389,042
Loans receivable, net	753,875	857,880
Due from related parties	410,533	44,898
Bank loan security deposit	215,288	31,480
Other current assets	1,101,421	626,880
Total current assets	37,773,246	29,366,655

Property and equipment, net	2,973,715	3,095,868

Total assets	$40,746,961	$32,462,523

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 1,751,148	$ 1,635,432
Short-term bank loan	2,057,900	314,800
Advances from customers	2,976,996	5,819,444
Income taxes payable	7,433,120	5,349,962
Other taxes payable	2,241,047	1,888,866
Due to shareholders	163,690	125,684
Other current liabilities	147,552	103,079
Total current liabilities	16,771,453	15,237,267

Warrants liability	319,971	505,015

Long-term capital lease obligations	23,147	51,769

Total liabilities	17,114,571	15,794,051

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.001 par value, 99,000,000 shares authorized,	47,486	43,486
47,485,700 and 43,485,700 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	3,419,841	2,711,041
Statutory reserve	645,030	645,030
Retained earnings	18,932,045	12,726,742
Accumulated other comprehensive income	587,988	542,173
Total stockholders’ equity	23,632,390	16,668,472

Total liabilities and stockholders' equity	$40,746,961	$32,462,523

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$15,196,987	$9,085,495	$46,515,386	$17,729,962

Cost of sales	11,741,045	4,262,948	36,421,512	10,623,201

Gross profit	3,455,942	4,822,547	10,093,874	7,106,761

Operating expenses:
Selling, general and administrative expenses	832,773	420,817	2,224,070	859,678
Total operating expenses	832,773	420,817	2,224,070	859,678

Income from operations	2,623,169	4,401,730	7,869,804	6,247,083

Other income (expenses):
Interest expense, net	(4,776)	(7,228)	(11,824)	(14,053)
Non-operating income	106,189	144,938	220,762	143,486
Change in fair value of warrants liability	(60,345)	15,437	185,044	15,437
Total other income	41,068	153,147	393,982	144,870

Income before provision for income taxes	2,664,237	4,554,877	8,263,786	6,391,953

Provision for income taxes	688,221	1,142,435	2,058,483	1,600,671

Net income	1,976,016	3,412,442	6,205,303	4,791,282

Other comprehensive income (loss)
Foreign currency translation adjustment	(58,798)	133,194	45,815	272,877

Comprehensive income	$ 1,917,218	$3,545,636	$ 6,251,118	$ 5,064,159
Earnings per common share
Basic	$ 0.04	$ 0.08	$ 0.13	$ 0.13
Diluted	$ 0.04	$ 0.08	$ 0.13	$ 0.13

Weighted average number of common shares
outstanding
Basic	47,485,700	41,934,787	47,339,180	38,239,965
Diluted	47,485,700	41,934,787	47,339,180	38,239,965

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net Income	$ 6,205,303	$ 4,791,282
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	165,262	141,840
Change in fair value of warrants liability	(185,044)	(15,437)
Provision for registration rights liability	21,525	-
Changes in current assets and current liabilities:
Accounts receivable	(3,375,429)	(4,634,663)
Advance payments	(4,779,413)	(5,793,762)
Other current assets	(444,820)	(608,062)
Accounts payable and accrued expenses	107,908	2,461,685
Advances from customers	(2,879,720)	2,397,785
Income taxes payable	2,055,420	1,600,671
Other taxes payable	341,855	(150)
Other current liabilities	31,464	(55,022)
Total adjustments	(8,940,992)	(4,505,115)

Net cash provided by (used in) operating activities	(2,735,689)	286,167

Cash flows from investing activities:
Acquisition of property and equipment	(25,214)	(14,120)
Loans receivable	136,328	63,197
Due from related parties	(365,887)	-
Due from shareholder	-	124,112

Net cash provided by (used in) investing activities	(254,773)	173,189

Cash flows from financing activities:
Proceeds from issuance of securities	-	615,000
Additional paid in capital – capital contribution from shareholders	713,340	455,841
Proceeds from short-term bank loan	2,060,760	-
Repayment of short-term bank loan	(317,040)	-
Bank loan security deposit	(183,883)	-

Net cash provided by financing activities	2,273,177	1,070,841

Effect of foreign currency translation on cash	(23,577)	48,343

Net increase (decrease) in cash and cash equivalents	(740,863)	1,578,540

Cash and cash equivalents – beginning	3,572,443	797,093

Cash and cash equivalents – ending	$ 2,831,580	$ 2,375,633

Supplemental schedule of non-cash activities:
Capital lease payment made by a shareholder on behalf of the Company	$ 38,485	$ 15,740
Conversion of additional paid-in capital to common stock	$ 4,000	$ -

Supplemental disclosure information:
Cash paid for interest	$ 11,824	$ 14,053
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

CHINA GLOBAL MEDIA, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China Global Media, Inc. (“CGLO”, formerly TK Star Design, Inc. or “PUBCO”) is a publicly trading company, incorporated in the State of Nevada on November 3, 2008. Its shares are currently quoted on the Over the Counter Bulletin Board (‘OTCBB”). The accompanying consolidated financial statements include the financial statements of CGLO and its controlled subsidiaries (collectively, the “Company”). Through its operating subsidiaries based in the People’s Republic of China (“PRC”), the Company is engaged in the business of designing, production and distribution of advertisements. Its main coverage is southern Chinese provinces, especially Hunan Province.

Phoenix International was incorporated on October 19, 2009 in Hong Kong, PRC. On June 7, 2010, Phoenix International formed Hunan Beiwei International Media Consulting Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) in the county of Changsha, Hunan Province, PRC under the corporate laws of PRC.

On June 15, 2010, the WFOE entered into a series of restructuring agreements (“Restructuring Agreements”) with Changsha Zhongte Trade Advertising Co., Ltd. (“Zhongte”), Changsha North Latitude 30 Cultural Communications Co., Ltd. (“North Latitude”) and Changsha Beichen Cultural Communications Co., Ltd. (“Beichen”). These aggreements were intended to comply with PRC’s existing laws and regulations so that the parties involved could leagally seek foreign capital to grow their business. Zhongte, North Latitude and Beichen were incorporated on September 27, 2002, August 26, 2003 and June 3, 2008, respectively, in the city of Changsha, Hunan Province, PRC. The Restructuring Agreements, including a Consulting Services Agreement and an Operating Agreement, provide that all business revenues of Zhongte, North Latitude and Beichen shall be directed in full into bank accounts designated by the WFOE, and the WFOE agrees to provide full guarantee for the performance of any contracts, agreements or transactions between Zhongte, North Latitude and Beichen and any third parties. As a result of the above-described agreements, Zhongte, North Latitude, and Beichen became the WFOE’s Variable Interest Entities (“VIEs”) as defined in FASB ASC 810 (formerly FIN-46R).

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

RISK AND UNCERTAINTIES

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be adversely influenced by the PRC’s political, economic and legal environments as well as by the general state of the PRC’s economy. Specifically the Company's business may be negatively influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

RECLASSIFICATION

Certain amounts as of December 31, 2011 were reclassified for presentation purposes.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are stated at original invoice amount less allowance for doubtful receivables based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $238,602 and $182,945 as of September 30, 2012 and December 31, 2011, respectively.

NOTE 4 – ADVANCE PAYMENTS

As of September 30, 2012 and December 31, 2011, the advance payments to media vendors for advertising coverage amounted to $19,244,097 and $14,389,042, respectively.

NOTE 5 – LOANS RECEIVABLE

As of September 30, 2012 and December 31, 2011, the Company had outstanding loans to unrelated parties of $753,875 and $857,880, respectively.  These loans are payable on demand, do not bear interest, and are made in good faith.

NOTE 6 – DUE FROM RELATED PARTIES

As of September 30, 2012 and December 31, 2011, the Company had outstanding loans to related parties of $410,533 and $44,898, respectively.  These loans are primarily made to Zhitongtaohe Movie and TV Production Co. Ltd., an entity owned by Hongdong Xu, shareholder of the Company, to accommodate financing needs of this related entity. All amounts are payable on demand, do not bear interest, and are made in good faith.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011

Office equipment and furniture	$ 205,843	$ 179,637
Vehicles	220,852	219,596
Vehicles – capital lease	151,118	150,259
Buildings and improvements	2,991,870	2,974,860
Subtotal	3,569,683	3,524,352
Less: accumulated depreciation	595,968	428,484

Total	$2,973,715	$3,095,868

Depreciation was $53,741 and $49,868 for the three months ended September 30, 2012 and 2011, respectively, and $165,262 and $141,840, for the nine months ended September 30, 2012 and 2011, respectively. Depreciation expense includes amortization of vehicles under capital leases. of $27,183 and $5,247 for the three months ended September 30, 2012 and 2011, respectively, and $38,485 and $15,639 for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 8 – CAPITAL LEASES – FUTURE MINIMUM LEASE PAYMENTS

The Company has entered into lease arrangements for certain vehicles and these lease arrangements are accounted for as capital lease in accordance with ASC 840. Total present value of the leases is included in property and equipment and depreciated over the lesser of their respective lease terms or useful lives. The cost of equipment under capital leases is included in the property and equipment and was $151,118 and $150,259 as of September 30, 2012 and December 31, 2011, respectively. Accumulated amortization of the leased vehicles as of September 30, 2012 and 2011 was $148,470 and $93,884, respectively.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments are as follows:

Year Ending December 31,	Amount
2012	$ 3,014
2013	12,055
2014	8,504
2015	8,504
2016	3,125
Total minimum lease payments	$ 35,202
Less: current maturities of capital
lease obligations	12,055
Long-term capital lease obligations	$ 23,147

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2012	December 31, 2011

Accounts payable	$ 1,405,256	$ 1,346,826
Accrued expenses	345,892	288,606

Total	$ 1,751,148	$ 1,635,432

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 10 – SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	September 30,	December 31,
	2012	2011

On August 8, 2011, the Company signed a loan agreement with Bank of
Changsha with a lien on the Company’s revenue. The loan was repaid in full on August 2, 2012 and the interest was calculated using annual fixed interest rate of 7.98%, paid monthly. The loan was insured by Hunan
Furong Surety for Small to Mid-size Enterprise, Ltd.	$ -	$314,800

On September 6, 2012, the Company signed a loan agreement with Bank of Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on September 5, 2013 and the interest is calculated using annual fixed interest rate of 7.56%, paid monthly. The loan is insured by
Hunan Zhongda Surety Investment for Small to Mid-size Enterprise, Ltd.	$1,266,400	$ -

On September 27, 2012, the Company signed a loan agreement with Bank of Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on September 26, 2013 and the interest is calculated using
annual fixed interest rate of 7.8%, paid monthly.	$ 791,500	$ -

Total short-term bank loan	$2,057,900	$314,800

NOTE 11 – ADVANCES FROM CUSTOMERS

As of September 30, 2012 and December 31, 2011, the Company had advances from customers of $2,976,996 and $5,819,444, respectively. These advances are interest-free and unsecured.

NOTE 12 – INCOME TAXES

China Global Media, Inc. is a U.S. holding company incorporated in the state of Nevada and does not engage in any business operations. It has accumulated losses since its inception date and does not expect to generate any future revenue to offset these accumulated losses. Accordingly, there is no income tax provision or benefit for U.S. tax income tax purposes.

Phoenix International (China) Limited is a holding company incorporated in Hong Kong, PRC and is exempt from taxes on income or capital gains under the corporate tax laws thereof.

The Company’s Chinese subsidiaries are governed by PRC’s Income Tax Law and are subject to statutory income tax rate of 25%. For the nine months ended September 30, 2012 and 2011, the income tax provision for the Company was $2,058,483 and $1,600,671, respectively.

PRC Ministry of Finance (“MOF”) and State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”) on February 22, 2008. According to Article 4 of Circular 1, distributions of accumulated profits earned by a Foreign Invested Entity (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or thereafter shall be exempt from withholding tax (“WHT”) whereas distributions of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

NOTE 13 – OTHER TAXES PAYABLE

Other taxes payable consist of the following:

	September 30, 2012	December 31, 2011

Business taxes payable	$1,334,604	$1,216,308
Fees and surcharges payable	906,443	672,558
Total	$2,241,047	$1,888,866

NOTE 14 – STOCK AUTHORIZATION AND ISSUANCE

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

Pursuant to the Subscription Agreements and the related Registration Rights Agreements, PUBCO has agreed to file a resale Registration Statement on Form S-1 within 45 days following the closing of the Subscription Agreements (“Required Filing Date”) registering the Purchased Securities (together the “Registrable Securities”) with the Securities and Exchange Commission (the “SEC”). In the event PUBCO fails to file the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date, PUBCO has agreed to pay liquidated damages to each investor. Liquidated damages begin accruing from and including the day following such Filing Default, until the date that the Registration Statement is filed, or declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such investor pursuant to the Purchase Agreement.  However, the penalties may not exceed an aggregate of 9% of the total purchase price. As of September 30, 2012, the Company incurred $21,525 in registration rights liability and included such amount in other current liabilities in the accompanying consolidated financial statements.

Upon entering the Share Exchange Agreement and Purchase Agreement on July 20, 2011, PUBCO authorized the conversion of unpaid convertible promissory notes in the total amount of $5,870.20 into 5,870,200 shares of common stock, at the conversion price of $0.001 per share.

NOTE 14 – STOCK AUTHORIZATION AND ISSUANCE (CONTINUED)

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

NOTE 15 – WARRANTS LIABILITY

The fair value of the warrants liability as of September 30, 2012 was as following:

September 30, 2012

Series A Warrants issued on July 20, 2011, at fair value	$ 107,153
Series B Warrants issued on July 20, 2011, at fair value	106,594
Series C Warrants issued on July 20, 2011, at fair value	53,112
Series D Warrants issued on July 20, 2011, at fair value	53,112
Total	$ 319,971

The terms of these warrants issued on July 20, 2011, as described in Note 14, are as follows: (a) Series A warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.5 per share; (b) Series B warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.75 per share; (c) Series C warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share; and (d) Series D warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share. Pursuant to the agreement of these warrants, these warrants may be settled by physical or net share settlement at a choice of the holder. In addition, these warrants are subject to the Registration Rights Agreement as described in Note 14. Under such agreement, the Company agreed to pay liquidated damages to each investor at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of $615,000 in the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date. However, the penalties may not exceed an aggregate of 9% of $615,000. Since the Company has an absolute obligation to make cash payments to the holder of the warrants in the event the Company fails to make timely filings with the SEC, under FASB ASC 815 (formerly EITF 00-19), the series A, B, C, D warrants issued by the Company on July 20, 2011 are accounted for as liability. The Company used the Binomial model in calculating the fair market value of the Warrants. The principal assumptions used in the computation of the Warrants are: expected term of 5 years; a risk-free rate of return of 0.62%; dividend yield of zero percent; and a volatility of 256%.

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

	For the Three Months Ended September 30,
	2012	2011

Net income	$ 1,976,016	$ 3,412,442
Weighted average common shares
(denominator for basic earnings per share)	47,485,700	41,934,787
Effect of dilutive securities:
Warrants	-	-

Weighted average common shares
(denominator for diluted earnings per share)	47,485,700	41,934,787

Basic earnings per share	$ 0.04	$ 0.08
Diluted earnings per share	$ 0.04	$ 0.08

	For the Nine Months Ended September 30,
	2012	2011

Net income	$ 6,205,303	$ 4,791,282

Weighted average common shares
(denominator for basic earnings per share)	47,339,180	38,239,965

Effect of dilutive securities:
Warrants	-	-

Weighted average common shares
(denominator for diluted earnings per share)	47,339,180	38,239,965

Basic earnings per share	$ 0.13	$ 0.13
Diluted earnings per share	$ 0.13	$ 0.13

NOTE 17 – CONCENTRATIONS AND CREDIT RISKS

One major media vendor accounted for approximately 80% of the Company’s cost for issuing advertisements for the nine months ended September 30, 2012. Five major media vendors accounted for approximately 75% of the Company’s cost for issuing advertisements for the nine months ended September 30, 2011. Total advertisements issued by these media vendors were $29,115,308 and $7,997,495 for the nine months ended September 30, 2012 and 2011, respectively.

One major customer accounted for approximately 42% for the Company’s sales for the nine months ended September 30, 2012. Two major customers accounted for approximately 25% of the Company’s sales for the nine months ended September 30, 2011. Total sales to these customers were $19,387,794 and $4,485,680 for the nine months ended September 30, 2012 and 2011, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of TK Star for the three months ended September 30, 2012 and 2011 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report for the year ended December 31, 2011.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the quarter ended September 30, 2012 and 2011

The Quarters Ended September 30,	2012	2011
Sales	$15,196,987	$9,085,495
Cost of sales	$11,741,045	$4,262,948
Gross profit	$3,455,942	$4,822,547
Selling, general and administrative expenses	$832,773	$420,817
Other income (expense)	$41,068	$153,147
Income taxes	$688,221	$1,142,435
Net income	$1,976,016	$3,412,442
Foreign currency translation adjustment	$(58,798)	$133,194
Comprehensive income	$1,917,218	$3,545,636

Sales:

Our sales for the quarter ended September 30, 2012 were $15,196,987, an increase of $6,111,492, or 67% from our sales of $9,085,495 for the quarter ended September 30, 2011. This increase was mainly due to our continued sales and marketing efforts to locate and develop new customers who contributed to the sales growth.

Sales generated by the portfolio of advertising media resources are as follows:

	The Quarter Ended September 30,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	12,876	85%	3,695	41%	9,181	248%
Radio	805	5%	3,383	34%	(2,578)	(76%)
Newspaper and magazine	120	1%	780	9%	(660)	(85%)
Exhibition and events	1,012	7%	810	12%	202	25%
Elevator door display	69	0%	203	2%	(134)	(66%)
Outdoor billboard	247	2%	173	2%	74	43%
Internet	67	0%	42	0%	25	60%
Total	15,196	100%	9,086	100%	6,110

From late 2011, the Company has been focusing on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs.  Sales generated from TV advertisements increased by $9.2 million due to expansion of our TV advertising business. In 2012, we expanded our business to cosmetics products. In the quarter ended September 30, 2012, sales generated from cosmetics product, textile product and Online retailer advertisement increased by $3.4 million, $983,000 and $2.5million, respectively. Our customers includes “Dr. Bai” “Marubi” and “JVJQ” “ Luolai textile” and “T-mall” online service.

Sales generated from radio decreased by $2.5 million, due to the decreased liquor advertisement released in our major radio partner “Golden Golden Eagle 955”. Sales generated from newspaper and magazine decreased by $660,000 due to the discontinued publication of our own magazine “Power” in third quarter of 2012. The decrease also reflected management’s effort to expand our business in TV media.

Cost of Sales:

Our cost of sales for the quarter ended September 30, 2012 was $11,741,045, an increase of $7,478,097 as compared to $4,262,948 for the quarter ended September 30, 2011. This increase was primarily due to the expansion of our business and more revenue generated. Our cost of sales consisted primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Quarter Ended September 30,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	10,444	89%	2,241	53%	8,203	366%
Radio	351	3%	746	17%	(395)	(52%)
Newspaper and magazine	119	1%	521	12%	(402)	(77%)
Exhibition and events	611	5%	475	11%	136	29%
Elevator door display	17	0%	100	2%	(83)	(83%)
Outdoor billboard	119	1%	152	4%	(33)	(22%)
Internet	80	1%	28	1%	52	186%
Total	11,741	100%	4,263	100%	7,478

Gross Profit:

As a result of the foregoing, we generated an operating profit of $3,455,942 for the quarter ended September 30, 2012, a $1,366,605 decrease from the comparable period in 2011. Gross profit rate decreased by 30% from 53% to 23%. The volatility in gross profit percentages was mainly due to the change of combinations of revenue from different media and the change of gross profit percentage of each advertising media resource. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Quarter Ended September 30,
	2012		2011	Variance

TV	19%		39%	-20%
Radio	56%		78%	-22%
Newspaper and magazine	1%		33%	-32%
Exhibition and events	40%		41%	-1%
Elevator door display	75%		51%	24%
Outdoor billboard	52%		12%	40%
Internet	(19%	)	33%	-52%

Gross profit percentage for TV decreased mainly due to the increased business competition in this industry. The advertisement coverage resource is stable since our vendors are stable. However, there are increasing advertising agents like us coming into the business. We have to pay more to purchase the coverage right compared to previous period.  The gross profit percentage from radio and newspaper and magazine decreased compared to the same period last year due to the fact that we had less revenues generated from these two resources and those revenue sources in last year had a relatively high margin. The gross margin of elevator door display increased mainly because the Company decreased its businesses with lower margin, which was consistent with the decreased revenue in this section.   Gross margin from outdoor billboard and internet increased due to the increase of revenue, when certain cost associated with the service was fixed.

Sales from TV to total sales increased from 41% to 85%, however, gross margin percentage for sales from TV decreased by 20%, therefore, the overall gross profit decreased by 30%.

Operating Expenses:

 Operating expenses, including selling expenses and general and administrative expenses, were $832,773 for the quarter ended September 30, 2012 as compared to $420,817 for the quarter ended September 30, 2011, an increase of $411,956. The increase of these major expenses was mainly due to our expansion of business and increased public listing fees that incurred after the reverse merger in July, 2011.

The primary changes in the operating expense include the following:

• Payroll and related expense increased by approximately $212,000, which was due to the expansion of our business that required more administrative and sales staff from 2011 to 2012.  The increase in payroll was in proportion to the increase of net sales.

• Other expenses, including office, hospitality and other miscellaneous expenses, increased by approximately $237,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $688,221 for the quarter ended September 30, 2012, comparing to $1,142,435 for the quarter ended September 30, 2011, a decrease of $454,214. The decrease was due to the decreased income before taxes from operations.

Net Income:

We reported net income of $1,976,016 and 3,412,442 for the quarters ended September 30, 2012 and 2011, respectively. Basic and diluted earnings per common share were identical for quarter ended September 30, 2011, which were $ 0.08. For the quarters ended September 30, 2012, basic and diluted earnings per share were $0.04.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $1,917,218 for the quarter ended September 30, 2012 as compared to $3,545,636 for the quarter ended September 30, 2011. The decrease of comprehensive income was mainly due to the decrease of our net income.

Comparison of the nine months ended September 30, 2012 and 2011

The Nine months Ended September 30,	2012	2011
Sales	$46,515,386	$17,729,962
Cost of sales	$36,421,512	$10,623,201
Gross profit	$10,093,874	$7,106,761
Selling, general and administrative expenses	$2,224,070	$859,678
Other income (expense)	$393,982	$144,870
Income taxes	$2,058,483	$1,600,671
Net income	$6,205,303	$4,791,282
Foreign currency translation adjustment	$45,815	$272,877
Comprehensive income	$6,251,118	$5,064,159

Sales:

Our sales for the nine months ended September 30, 2012 were $46,515,386, an increase of $28,785,424, or 162% from our sales of $17,729,962 for the nine months ended September 30, 2011. This increase was mainly due to our continued sales and marketing efforts to locate and develop new customers who contributed to the sales growth.

Sales generated by the portfolio of advertising media resources are as follows:

	The Nine months Ended September 30,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	41,070	88%	9,987	56%	31,083	311%
Radio	2,054	5%	4,439	25%	(2,385)	(54%)
Newspaper and magazine	437	1%	1,163	7%	(726)	(62%)
Exhibition and events	1,954	4%	1,321	7%	633	48%
Elevator door display	165	0%	359	2%	(194)	(54%)
Outdoor billboard	576	1%	322	2%	254	79%
Internet	259	1%	139	1%	120	86%
Total	46,515	100%	17,730	100%	28,785

From late 2011, the Company has been focusing on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs.  Sales generated from TV advertisements increased by $31.1 million due to expansion of our TV advertising business. In 2012, we expanded our business to cosmetics products. In the nine months ended September 30, 2012, sales generated from cosmetics product, textile product and Online retailer advertisement increased by $21.7 million, 4 million and 2.5million, respectively.  Our customers includes “Dr. Bai” “Marubi” and “JVJQ” “ Luolai textile” and “T-mall” online service.

Sales generated from radio decreased by $2.4 million, due to the decreased liquor advertisement released in our major radio partner “Golden Golden Eagle 955”. Sales generated from newspaper and magazine decreased by $726,000 due to the discontinued publication of our own magazine “Power” in third quarter of 2012. The decrease also reflected management’s effort to expand our business in TV media.

Cost of Sales:

Our cost of sales for the nine months ended September 30, 2012 was $36,421,512, an increase of $25,798,311 as compared to $10,623,201 for the nine months ended September 30, 2011. This increase was primarily due to the expansion of our business and more revenue generated. Our cost of sales consisted primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Nine months Ended September 30,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	33,114	91%	6,964	65%	26,150	376%
Radio	1,208	3%	1,512	14%	(304)	(20%)
Newspaper and magazine	352	1%	830	8%	(478)	(58)%
Exhibition and events	1,153	3%	793	7%	360	45%
Elevator door display	53	0%	164	2%	(111)	(68%)
Outdoor billboard	358	1%	278	3%	80	28%
Internet	184	1%	82	1%	102	124%
Total	36,422	100%	10,623	100%	25,798

Gross Profit:

As a result of the foregoing, we generated an operating profit of $10,093,874 for the nine months ended September 30, 2012, a $2,987,113 increase from the comparable period in 2011. Gross profit rate decreased by 18% from 40% to 22%. The volatility in gross profit percentages was mainly due to the change of combinations of revenue from different media and the change of gross profit percentage of each advertising media resource. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Nine months Ended September 30,
	2012	2011	Variance

TV	19%	30%	-11%
Radio	41%	66%	-25%
Newspaper and magazine	19%	29%	-10%
Exhibition and events	41%	40%	-1%
Elevator door display	68%	54%	14%
Outdoor billboard	38%	14%	24%
Internet	29%	41%	-12%

Gross profit percentage for TV decreased mainly due to the increased business competition in this industry. The advertisement coverage resource is stable since our vendors are stable. However, there are increasing advertising agents like us coming into the business. We have to pay more to purchase the coverage right compared to previous period.  The gross profit percentage from radio and newspaper and magazine decreased compared to the same period last year due to the fact that we had less revenue generated from these two resources and those revenue sources in last year had a relatively high margin. The gross margin of elevator door display increased mainly because the Company decreased its businesses with lower margin, which was consistent with the decreased revenue in this section.   Gross margin from outdoor billboard and internet increased due to the increase of revenue, when certain cost associated with the service was fixed.

Since sales from TV to total sales increased from 56% to 88%, however, gross margin percentage for sales from TV decreased by 11%, the overall gross profit decreased by 18%.

Operating Expenses:

 Operating expenses, including selling expenses and general and administrative expenses, were $2,224,070 for the nine months ended September 30, 2012 as compared to $859,678 for the nine months ended September 30, 2011, an increase of $1,364,392. The increase of these major expenses was mainly due to our expansion of business and increased public listing fees that incurred after the reverse merger in July, 2011.

The primary changes in the operating expense include the following:

• Payroll and related expense increased by approximately $818,000, which was due to the expansion of our business that required more administrative and sales staff from 2011 to 2012.  The increase in payroll was in proportion to the increase of net sales.

• Other expenses, including office, hospitality and other miscellaneous expenses, increased by approximately $366,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $2,058,483 for the nine months ended September 30, 2012, comparing to $1,600,671 for the nine months ended September 30, 2011, an increase of $457,812. Such increase was due to the increased income before taxes from operations.

Net Income:

We reported net income of $6,205,303 and $4,791,282 for the nine months ended September 30, 2012 and 2011, respectively. Basic and diluted earnings per common share were identical for nine months ended September 30, 2011, which were $ 0.13. For the nine months ended September 30, 2012, basic and diluted earnings per share were $0.13.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $6,251,118 for the nine months ended September 30, 2012 as compared to $5,064,159 for the nine months ended September 30, 2011. The increase of comprehensive income was mainly due to an increase of our net income.

Liquidity and Capital Resources

We fund our working capital needs from operations, advance payments from customers, bank borrowings, and capital from shareholders.  Our working capital requirements are influenced by the level of our operations, the numerical and dollar volume of our sales contracts, the progress of our contract execution, and the timing of accounts receivable collections.

Based on our current operating plan, we believe that our existing resources, including cash generated from operations as well as the bank loans, will be sufficient to meet our working capital requirements for our current operations over the next twelve months. In order to fully implement our business plan and continue our growth, however, we will require additional capital either from our shareholders or from outside sources.

As of September 30, 2012, we had cash and cash equivalents of $2,831,580. Our current assets were $37,773,246 and our current liabilities were $16,771,453 as of September 30, 2012, which resulted in a current ratio of approximately 2.25:1.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Nine months Ended September 30,
	2012	2011
Cash flows by operating activities	(2,919,573)	286,167
Cash flows by investing activities	(254,773)	173,189
Cash flows by financing activities	2,457,060	1,070,841

Net cash by operating activities decreased by $3,205,740 for the nine months ended September 30, 2012 compared to the net cash provided by operating activities of $286,167 for the nine months ended September 30, 2011. The decrease was mainly due to the decrease of  advance from customers.

Net cash used in investing activities in the nine months ended September 30, 2012 was $254,773 as compared to cash provided by investing activities of $173,189.  The decreased net cash by investing activities in 2012 was mainly due to the increased cash outflow to related parties of $365,887.

Net cash provided by financing activities in the nine months ended September 30, 2012 was $2,457,060 as compared to cash provided by investing activities of $1,070,841.  The increased net cash provided by financing activities in 2012 was mainly due to the increased cash proceeds from short term bank loan for $2,060,760 and increased additional capital contribution from shareholders for $257,499, offsetting by the decreased proceeds from issuance of stock of $615,000.

Accounts Receivable, and Allowance for Doubtful Accounts.

Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Our standard collection term is three to nine months.   We review our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. The Company reserves 5% of accounts receivable balances that have been outstanding for more than nine months and less than one year, 20% of accounts receivable balances that have been outstanding for more than one year and less than two years, and 100% of accounts receivable balances that have been outstanding for more than two years. The collection of accounts receivable will substantially increase our liquidity and we will maintain the current level of accounts receivable balance in the near future. As of September 30, 2012, there was $11.1 million of accounts receivable that were aged more than 90 days.

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

With the expansion of our business, we expect that the advance payments to media will increase when we buy more advertising coverage on certain media.

As of September 30, 2012, the advance payments to our major vendors include:

Amount
Hunan radio and television advertising company	11,225,137
Golden Eagle 955 Radio Station	995,430
Changsha Haizhongjin Culture Co	2,290,180

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

Loan Facility

Loan payable of $791,500 to Changsha Bank has a one-year term from September 27, 2012 to September 26, 2013 at a fixed interest rate of 7.8% per year.  On September 6, 2012, the Company obtained a loan $1,266,400 from Bank of Changsha, due on September 5,2013with annual fixed interest rate of 7.56%.  This loan has been insured by an unrelated company, Hunan Zhongda Surety Investment for Small to Mid-size Enterprise, Ltd.

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

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis to determine whether certain balances are deemed uncollectible. The Company reserves 5% of accounts receivable balances outstanding for more than nine months and less than one year, 20% of accounts receivable balances outstanding for more than one year and less than two years, and 100% of accounts receivable balances outstanding for more than two years.

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

As of September 30, 2012, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management believes that the Company's internal control over financial reporting is effective.

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

Changes in Internal Controls

      We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting during the fiscal quarter ended September 30, 2012.

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

November 19, 2012