Form 10-K
period 2012-12-31
CHINA GLOBAL MEDIA INC
filed 2013-04-15
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2012

[  ]  . TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

China Global Media, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-156457	04-3626788
(Commission File Number)	(I.R.S. Employer Identification No.)

25-26F Wanxiang Enterprise Building,

No.70 Station North Road,

Changsha, Hunan Province,

China, Postal Code: 410001
(Address of Principal Executive Office)

+86-731-89970899

(Issuer’s Telephone Number)

Copy of Communications To:

Bernard & Yam, LLP

401 Broadway Suite 1708

New York, NY 10013

Tel: 212-219-7783

Fax: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  [  ]  NO [X]

The aggregate market value of the voting and non-voting stock (11,138,770 shares of common stock) held by non-affiliates of the registrant, as of March 27, 2013, was approximately $ 1,782,203, computed by reference to the last reported sale price of $0.16 per share on March 27, 2012.  All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 47,485,700 Shares of Common Stock as of December 31, 2012 and 49,785,700 Shares of Common Stock as of March 31, 2013.

FORM 10-K

TABLE OF CONTENTS

PART I	Page

Item 1. Business.
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.
Item 9B. Other Information.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Item 13. Certain Relationships and Related Transactions, Director Independence.
Item 14. Principal Accountant Fees and Services.
Item 15. Exhibits, Financial Statement Schedules.
Annex: Financial Statements

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

Employees

We currently employ a total of 127 employees including 125 full time employees and 2 part time employees.

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

13

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

		High		Low
2012	First Quarter		$2.01		$0.18
	Second Quarter		$0.50		$0.08
	Third Quarter		$0.25		$0.07
	Fourth Quarter		$0.19		$0.10

2011	First Quarter	$	N/A	$	N/A
	Second Quarter	$	N/A	$	N/A
	Third Quarter	$	N/A	$	N/A
	Fourth Quarter		$1.04		$1.04

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

On February 4, 2013, the Company issued a total of 2,300,000 shares of common stock to a group of Chinese individuals as of part of the consideration for the Company’s cooperation with Shanghai Dongyang Media. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

Equity Compensation Plan Information

None in the year ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable for Smaller Reporting Company

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results is included herein and in our other filings with the SEC.

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

Strength

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the years ended December 31, 2012 and 2011

The Years Ended December 31,	2012	2011
Sales	$59,725,182	$35,930,827
Cost of sales	$46,741,536	$23,905,317
Gross profit	$12,983,646	$12,025,510
Selling, general and administrative expenses	$4,235,240	$1,906,476
Other income (expense)	$357,592	$490,562
Income taxes	$2,342,181	$2,765,968
Net income	$6,763,817	$7,843,628
Foreign currency translation adjustment	$124,245	$379,747
Comprehensive income	$6,888,062	$8,223,375

Sales:

Our sales for the fiscal year ended December 31, 2012 were $59,725,182, an increase of $23,794,355, or 66% from our sales of $35,930,827 for the fiscal year ended December 31, 2011. This increase was mainly due to our continued sales and marketing efforts to locate and develop new customers who contributed to the sales growth.

Sales generated by the portfolio of advertising media resources are as follows:

	The Years Ended December 31,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	50,730	85%	20,362	57%	30,368	149%
Radio	2,963	5%	6,446	18%	(3,483)	(54%)
Newspaper and magazine	758	1%	1,575	4%	(817)	(52%)
Exhibition and events	3,939	7%	1,947	6%	1,992	102%
Elevator door display	228	0%	1,565	4%	(1,337)	(86%)
Outdoor billboard	723	2%	2,916	8%	(2,193)	(75%)
Internet	384	0%	1,120	3%	(736)	(66%)
Total	59,725	100%	35,931	100%	23,794

From late 2011, the Company has been focusing on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs.  Sales generated from TV advertisements increased by $30 million due to expansion of our TV advertising business. In 2012, we expanded our business to cosmetics products. Sales generated from cosmetics product, textile product and online retailer advertisement increased by $3.4 million, $983,000 and $2.5million, respectively. Our customers include “Dr. Bai” “Marubi” and “JVJQ” “ Luolai textile” and “T-mall” online service.

Sales generated from radio decreased by $3.4 million, due to the decreased liquor advertisement released in our major radio partner “Golden Golden Eagle 955”. Sales generated from newspaper and magazine decreased by $817,000 due to the discontinued publication of our own magazine “Power” in third quarter of 2012. The decrease also reflected management’s effort to expand our business in TV media.

Cost of Sales:

Our cost of sales for the fiscal year ended December 31, 2012 was $46,741,536, an increase of $22,836,219 as compared to $23,905,317 for the fiscal year ended December 31, 2011. This increase was primarily due to the expansion of our business and more revenue generated. Our cost of sales consisted primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Years Ended December 31,
	2012		2011		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	40,379	86%	14,150	59%	26,229	185%
Radio	1,679	4%	3,362	14%	(1,683)	(50%)
Newspaper and magazine	563	1%	820	3%	(257)	(31%)
Exhibition and events	2,229	5%	947	4%	1,282	135%
Elevator door display	77	0%	734	3%	(657)	(90%)
Outdoor billboard	390	1%	2,135	9%	(1,745)	(82%)
Internet	267	1%	601	3%	(334)	(56%)
Tax surcharge	1,157	2%	1,156	5%	1	0%
Total	46,741	100%	23,905	100%	22,836

Gross Profit:

As a result of the foregoing, we generated an operating profit of $12,983,646 for the fiscal year ended December 31, 2012, a $958,136 increase from the comparable period in 2011. Gross profit rate decreased by 11.7% from 21.8% to 33.5%. The volatility in gross profit percentages was mainly due to the change of combinations of revenue from different media and the change of gross profit percentage of each advertising media resource. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Years Ended December 31,
	2012	2011	Variance

TV	20%	31%	-11%
Radio	43%	48%	-5%
Newspaper and magazine	26%	48%	-22%
Exhibition and events	48%	51%	-3%
Elevator door display	66%	53%	13%
Outdoor billboard	46%	27%	19%
Internet	30%	46%	-16%

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

Sales from TV to total sales increased from 59% to 86%, however, gross margin percentage for sales from TV decreased by 11%, therefore, the overall gross profit decreased by 11.7%.

Operating Expenses:

 Operating expenses, including selling expenses and general and administrative expenses were $4,235,240 for the fiscal year ended December 31, 2012 as compared to $1,906,476 for the fiscal year ended December 31, 2011, an increase of $2,328,764. The increase of these major expenses was mainly due to our expansion of business, provision for bad debts and increased public listing fees that incurred after the reverse merger in July, 2011.

The primary changes in the operating expense include the following:

• Payroll and related expense increased by approximately $766,000, which was due to the expansion of our business that required more administrative and sales staff from 2011 to 2012.  The increase in payroll was in proportion to the increase of net sales.

• Bad debt expense increased by approximately $885,000, which was mainly due to slow recovery of accounts receivable. In order to retain regular customers as well as develop new customers, we extended credit policy for  some regular customers this year.

• Other expenses, including office, hospitality and other miscellaneous expenses, increased by approximately $677,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $2,342,181 for the fiscal year ended December 31, 2012, comparing to $2,765,968 for the fiscal year ended December 31, 2011, a decrease of $423,787. The decrease was due to the decreased income before taxes from operations.

Net Income:

We reported net income of $6,763,817 and 7,843,628 for the years ended December 31, 2012 and 2011, respectively. Basic and diluted earnings per common share were identical for fiscal year ended December 31, 2011, which were $ 0.20. For the fiscal year ended December 31, 2012, basic and diluted earnings per share were $0.14.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $6,888,062 for the fiscal year ended December 31, 2012 as compared to $8,223,375 for the fiscal year ended December 31, 2011. The decrease of comprehensive income was mainly due to the decrease of our net income.

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

As of December 31, 2012, we had cash and cash equivalents of $5,581,867. Our current assets were $42,622,559 and our current liabilities were $23,343,587 as of December 31, 2012, which resulted in a current ratio of approximately 1.83:1.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Years Ended December 31,
	2012	2011
Cash flows by operating activities	1,659,820	81,079
Cash flows by investing activities	(4,629,423)	(146,855)
Cash flows by financing activities	4,970,966	2,780,116

Net cash by operating activities increased by $1,578,741 for the fiscal year ended December 31, 2012 compared to the net cash provided by operating activities of $81,079 for the fiscal year ended December 31, 2011. The increase was mainly due to the increase of advance from customers.

Net cash used in investing activities in the years ended December 31, 2012 was $4,629,423 as compared to cash used in investing activities of $146,855.  The decreased net cash by investing activities in 2012 was mainly due to the increased cash outflow to related parties of $1,736,923 and advance payment to long-term investment of $2,587,169.

Net cash provided by financing activities in the fiscal year ended December 31, 2012 was $4,970,966 as compared to cash provided by financing activities of $2,780,116.  The increased net cash provided by financing activities in 2012 was mainly due to the increased cash proceeds from short term bank loan for $5,076,540.

Accounts Receivable, and Allowance for Doubtful Accounts.

Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Our standard collection term is three to nine months.   We review our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. The Company reserves 5% of accounts receivable balances that have been outstanding for more than nine months and less than one year, 20% of accounts receivable balances that have been outstanding for more than one year and less than two years, and 100% of accounts receivable balances that have been outstanding for more than two years. The collection of accounts receivable will substantially increase our liquidity and we will maintain the current level of accounts receivable balance in the near future. As of December 31, 2012, there was $11.5 million of accounts receivable that were aged more than 90 days.

Advance payments

The Company is required to make payments to a number of media companies to acquire exclusive contracts for advertising coverage before the contract is signed, including Hunan radio and television advertising company, Golden Eagle 955 Radio Station, Hunan People’s Radio Station-Traffic channel, Changsha TV News channel, Voices Online Auto Channel. The advance payments represent security deposit of 5-10% of the contract price and payments for the rights before the advertisement is released. it is non-refundable. When the contract was signed, the advance payment became advertising right in nature and when it was executed and advertisement is released, the assets would be amortized as cost of sales. As of December 31, 2012, there was $6.99 million of advance payments that were aged more than 120 days.

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

With the expansion of our business, we expect that the advance payments to media will increase when we buy more advertising coverage on certain media.

As of December 31, 2012, the advance payments to our major vendors include:

Amount
Hunan radio and television advertising company	10,602,983
Golden Eagle 955 Radio Station	1,450,631
Changsha Haizhongjin Culture Co	2,295,967

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

Income tax liabilities

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to a statutory income tax rate of 25%. The subsidiaries are accruing the income tax expense but have not paid any since 2009. The Company is being propositioned by local governments of several counties in Changsha that if the Company could relocate its registration address to those counties, the Company would be granted favorable tax treatments. We have not paid any of the accrued tax liability since we are still in the process of selecting the location. When we reach a final decision, we will use our working capital to make tax payments, which can significantly impact our liquidity since all income tax liability needs to be paid off. We expect to make our decision by the end of 2013 and all tax payments will be made accordingly.

Loan Facility

On December 25, 2012, the Company obtained a loan $2,063,100 from China Merchants Bank, due on December 25, 2013 with annual fixed interest rate of 6.0%. This loan was guaranteed by Hunan Beiwei International Media Consulting Co., Ltd., a subsidiary of the Company, Guoling Ynag, a shareholder of the Company, Hongdong Xu, a shareholder of the Company.

Loan payable of $793,500 to Changsha Bank has a one-year term from September 27, 2012 to September 27, 2013 at a fixed interest rate of 7.8% per year. This loan was guaranteed by Guolin Yang, a shareholder of the Company.

On September 6, 2012, the Company obtained a loan $1,269,600 from Bank of Changsha, due on September 6,2013 with annual fixed interest rate of 7.8% This loan has been insured by an unrelated company, Hunan Zhongda Surety Investment for Small to Mid-size Enterprise, Ltd.

On April 16, 2012, the Company obtained a loan $952,200 from China Construction Bank with a lien on the Company’s revenue, due on April 15,2013 with annual fixed interest rate of 8.0%.

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

Advance Payments

The Company periodically makes advance payments to a number of media companies to acquire exclusive contracts for advertising coverage. The advance payments generally represent 5-10% of the contract price. When an advertisement is completed, related advance payments are debited to cost of sales according to the matching principle. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible or unusable amounts. Periodically, management assesses performance and relationships as well as performs advance payment aging analysis to determine whether certain balances are deemed uncollectible or unusable. The Company reserves 5% of advance payment balances outstanding for more than one year and less than two years and 100% of advance payment balances outstanding for more than two years.

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

None

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

 Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following sets forth information regarding the directors and executive officers of the Company as of March 31, 2013.

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

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total

Guolin Yang CEO, President, Director	2012	$57,275	0	0	$57,275
	2011	$45,000	0-	0-	$45,000

Jun Liang	2012	$ 47,729	0	0	$ 47,729
CFO, CSO, Director	2011	$ 26,000	0-	0-	$ 26,000

Hongdong Xu	2012	$ 47,729	0	0	$ 47,729
COO, Director	2011	$ 45,000	0-	0-	$ 45,000

Bingchuan Xiao	2012	$ 31,450	0	0	$ 31,450
Independent Director	2011	0	0-	0-	0

Outstanding Equity Awards at Fiscal Year-End

None in the year ended December 31, 2012.

Stock Option and Awards Plan

None in the year ended December 31, 2012.

Director Compensation

During the year ended December 31, 2012, we paid $31,450 to Bingchuan Xiao, our independent director.

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

Name and Address of Beneficial Owners (a)	Amount and Nature of	Percent of Class (b)
	Beneficial Ownership
Directors and Executive Officers

Guolin Yang Director, Chairman of the Board, President, CEO 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001	17,873,934 (c)	35.90%
Jun Liang Director, CFO, CSO 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001	10,163,610	20.41%
Hongdong Xu Director, COO	7,009,386	14.08%
25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001

Bingchuan Xiao Director 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001
Officers and Directors as a group	35,046,930	70.40%

Greater Than 5% Shareholders

Guolin Yang 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001	17,873,934 (c)	35.90%
Jun Liang 25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001	10,163,610	20.41%
Hongdong Xu	7,009,386	14.08%
25-26F Wanxiang Enterprise Building, No.70 Station North Road, Changsha, Hunan Province, China, Postal Code: 410001

Min Yang (d) 161-163 Jiefang West Road, Furong District, Changsha, Hunan Province, China, Postal Code: 410001	3,600,000	7.23%

Greater Than 5% Shareholders as a group	38,646,930	77.63%

(a) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

(b) Unless otherwise stated, each beneficial owner has sole power to vote and dispose of the shares based on 49,785,700 shares of Common Stock issued and outstanding as March 31, 2013.

(c) On March 07, 2012, Guolin Yang agreed to transfer 900,000 shares of common stock held by him to JOL Group LLC, which have been held as collateral for the $ 140,000 service fees owed by Company to JOL Group LLC under a Communication Services Agreement. As of March 31, 2013, the actual transfer of the 900,000 shares has not been completed and therefore, as of March 31, 2013, Guolin Yang is still the beneficial owner of the said 900,000 shares and he holds a total of 17,873,934 shares of common stock of the Company.

(d) Min Yang resigned from the position of board director on January 10, 2013.

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

2012	$104,000	Patrizio & Zhao, LLC
2011	$104,000	Patrizio & Zhao, LLC

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
31.1 31.2 32.1 32.2

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
Guolin Yang Chief Executive Officer Director
April 12, 2012

ANNEX: FINANCIAL STATEMENTS

CHINA GLOBAL MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Table of Contents

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

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

Fax: (973) 882-0788

Alliance of worldwide accounting firms                                                                           www.pzcpa.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China Global Media, Inc.

We have audited the accompanying consolidated balance sheets of China Global Media, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Global Media, Inc. as of December 31, 2012 and 2011, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey

April 11, 2013

China Global Media, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$ 5,581,867	$ 3,572,443
Accounts receivable, net of allowance for doubtful accounts of $995,235
and $182,945 at December 31, 2012 and 2011, respectively	13,332,861	9,844,032
Advance payments, net	19,486,219	14,389,042
Loans receivable, net	1,144,595	857,880
Due from related parties	1,782,738	44,898
Bank loan security deposit	533,232	31,480
Other current assets	761,047	626,880
Total current assets	42,622,559	29,366,655

Property and equipment, net	2,928,299	3,095,868

Advance payment for long-term investment	2,587,984	-

Total assets	$48,138,842	$32,462,523

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,114,957	$ 1,635,432
Short-term bank loans	5,078,400	314,800
Advances from customers	4,813,291	5,819,444
Income taxes payable	7,734,001	5,349,962
Other taxes payable	2,984,311	1,888,866
Due to shareholders	198,889	125,684
Other current liabilities	419,738	103,079
Total current liabilities	23,343,587	15,237,267

Warrants liability	525,921	505,015

Long-term capital lease obligations	-	51,769

Total liabilities	23,869,508	15,794,051

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.001 par value, 99,000,000 shares authorized,	47,486	43,486
47,485,700 and 43,485,700 shares issued and outstanding
at December 31, 2012 and 2011, respectively
Additional paid-in capital	3,419,841	2,711,041
Statutory reserve	1,001,993	645,030
Retained earnings	19,133,596	12,726,742
Accumulated other comprehensive income	666,418	542,173
Total stockholders’ equity	24,269,334	16,668,472

Total liabilities and stockholders' equity	$48,138,842	$32,462,523

The accompanying notes are an integral part of these consolidated financial statements.

China Global Media, Inc.

Consolidated Statements of Operations and Comprehensive Income

	For the Years Ended
	December 31,
	2012	2011

Sales	$59,725,182	$35,930,827

Cost of sales	46,741,536	23,905,317

Gross profit	12,983,646	12,025,510

Operating expenses:
Selling, general and administrative expenses	4,235,240	1,906,476
Total operating expenses	4,235,240	1,906,476

Income from operations	8,748,406	10,119,034

Other income (expenses):
Interest expense, net	(52,826)	(19,963)
Non-operating income	577,093	608,422
Non-operating expenses	(145,769)	(19,345)
Change in fair value of warrants liability	(20,906)	(78,552)
Total other income	357,592	490,562

Income before provision for income taxes	9,105,998	10,609,596

Provision for income taxes	2,342,181	2,765,968

Net income	6,763,817	7,843,628

Other comprehensive income
Foreign currency translation adjustment	124,245	379,747

Comprehensive income	$ 6,888,062	$ 8,223,375

Earnings per common share
Basic	$ 0.14	$ 0.20
Diluted	$ 0.14	$ 0.20

Weighted average number of common shares
outstanding
Basic	47,339,180	39,576,549
Diluted	47,339,180	39,795,727

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

								Accumulated
					Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Statutory	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Reserve	Earnings	Income	Equity
Balance as of January 1, 2011	-	$ -	36,351,500	$ 36,352	$ 458,638	$ 257,630	$ 5,270,514	$ 162,426	$ 6,185,560

Net income	-	-	-	-	-	-	7,843,628	-	7,843,628

Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	-	379,747	379,747

Comprehensive Income	-	-	-	-	-	-	-	-	8,223,375

Effects of reverse recapitalization	-	-	649,000	649	(649)	-	-	-	-

Issuance of common stock	-	-	615,000	615	203,081	-	-	-	203,696

Conversion of promissory notes	-	-	5,870,200	5,870	(5,870)	-	-	-	-

Proceeds from common stock to be issued	-	-	-	-	1,600,000	-	-	-	1,600,000

Capital contribution from stockholders	-	-	-	-	455,841	-	-	-	455,841

Statutory reserve	-	-	-	-	-	387,400	(387,400)	-	-

Balance as of December 31, 2011	-	$ -	43,485,700	$ 43,486	$ 2,711,041	$ 645,030	$ 12,726,742	$ 542,173	$ 16,668,472

Net income	-	-	-	-	-	-	6,763,817	-	6,763,817

Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	-	-	124,245	124,245

Comprehensive Income	-	-	-	-	-	-	-	-	6,888,062

Cash contribution from shareholders	-	-	-	-	712,800	-	-	-	712,800

Conversion of additional paid-in capital to
common stock	-	-	4,000,000	4,000	(4,000)	-	-	-	-

Statutory reserve	-	-	-	-	-	356,963	(356,963)	-	-

Balance as of December 31, 2012	-	$ -	47,485,700	$ 47,486	$ 3,419,841	$1,001,993	$ 19,133,596	$ 666,418	$ 24,269,334

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc. Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net Income	$6,763,817	$ 7,843,628
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	218,867	199,462
Provisions for bad debts	1,166,467	304,482
Change in fair value of warrants liability	20,906	78,552
Provision for registration rights liability	21,525	12,300
Changes in current assets and current liabilities:
Accounts receivable	(4,216,976)	(6,563,892)
Advance payments	(5,332,708)	(9,603,633)
Other current assets	(128,483)	(477,193)
Accounts payable and accrued expenses	467,518	(490,860)
Advances from customers	(1,053,885)	4,943,938
Income taxes payable	2,339,115	2,765,968
Other taxes payable	1,079,505	1,121,540
Other current liabilities	314,152	(53,213)
Total adjustments	(5,103,997)	(7,762,549)

Net cash provided by operating activities	1,659,820	81,079

Cash flows from investing activities:
Loans receivable	(279,541)	(555,252)
Due from related parties	(1,736,923)	422,593
Acquisition of property and equipment	(25,790)	(14,196)
Advance payment for long-term investment	(2,587,169)	-

Net cash used in investing activities	(4,629,423)	(146,855)

Cash flows from financing activities:
Due to shareholders	-	109,275
Proceeds from issuance of securities	-	615,000
Proceeds from common stock to be issued	-	1,600,000
Additional capital contribution from shareholders	712,800	455,841
Proceeds from short-term bank loan	5,076,540	-
Repayment of short-term bank loan	(317,040)	-
Bank loan security deposit	(501,334)	-

Net cash provided by financing activities	4,970,966	2,780,116

Effect of foreign currency translation on cash	8,061	61,010

Net increase in cash and cash equivalents	2,009,424	2,775,350

Cash and cash equivalents – beginning	3,572,443	797,093

Cash and cash equivalents – ending	$5,581,867	$3,572,443

Supplemental schedule of non-cash activities:

Capital lease payment made by a shareholder on behalf of the Company	$ 73,796	$ 17,561
Common stock issued for conversion of promissory notes	$ 4,000	$ 5,870

Supplemental disclosure information:
Cash paid for interest	$ 107,845	$ 19,963
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

China Global Media, Inc. (“CGLO”, formerly TK Star Design, Inc. or “PUBCO”) is a publicly trading company incorporated in the State of Nevada on November 3, 2008. Its shares are currently quoted on the Over the Counter Bulletin Board (“OTCBB”). The accompanying consolidated financial statements include the financial statements of CGLO and its controlled subsidiaries (collectively, the “Company”). Through its operating subsidiaries based in the People’s Republic of China (“PRC”), the Company is engaged in the business of designing, production and distribution of advertisements. Its main coverage is southern Chinese provinces especially Hunan Province.

Phoenix International was incorporated on October 19, 2009 in Hong Kong, PRC. On June 7, 2010, Phoenix International formed Hunan Beiwei International Media Consulting Co., Ltd., a wholly foreign-owned enterprise (“WFOE”) in the county of Changsha, Hunan Province, PRC under the corporate laws of PRC.

On June 15, 2010, the WFOE entered into a series of restructuring agreements (“Restructuring Agreements”) with Changsha Zhongte Trade Advertising Co., Ltd. (“Zhongte”), Changsha North Latitude 30 Cultural Communications Co., Ltd. (“North Latitude”) and Changsha Beichen Cultural Communications Co., Ltd. (“Beichen”). These agreements were intended to comply with PRC’s existing laws and regulations so that the parties involved could legally seek foreign capital to grow their business. Zhongte, North Latitude and Beichen were incorporated on September 27, 2002, August 26, 2003 and June 3, 2008, respectively, in the city of Changsha, Hunan Province, PRC. The Restructuring Agreements, including a Consulting Services Agreement and an Operating Agreement, provide that all business revenues of Zhongte, North Latitude and Beichen shall be directed in full into bank accounts designated by the WFOE, and the WFOE agrees to provide full guarantee for the performance of any contracts, agreements or transactions between Zhongte, North Latitude and Beichen and any third parties. As a result of the above-described agreements, Zhongte, North Latitude, and Beichen became the WFOE’s Variable Interest Entities (“VIEs”) as defined in FASB ASC 810 (formerly FIN-46R).

On July 20, 2011, PUBCO entered into a Share Exchange Agreement with the shareholders of Phoenix International (China) Limited (“Phoenix International”). Pursuant to the Share Exchange Agreement, PUBCO agreed to acquire all outstanding shares of Phoenix International from its shareholders in exchange for an aggregate of 36,351,500 shares of PUBCO’s newly-issued common stock at $0.001 par value. The completion of the above transaction established a controlling majority of PUBCO’s outstanding common stock. Upon execution of the share exchange, Phoenix International became a wholly owned subsidiary of PUBCO. On December 13, 2011 PUBCO changed its name from TK Star Design, Inc. to China Global Media, Inc.

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

In preparing the accompanying audited consolidated financial statements, the Company evaluated the period from December 31, 2012 through the date the consolidated financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note 17)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of allowance for doubtful accounts. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. Periodically, management assesses customer credit history and relationships as well as performs accounts receivable aging analysis to determine whether certain balances are deemed uncollectible. The Company reserves 5% of accounts receivable balances outstanding for more than six months and less than one year, 20% of accounts receivable balances outstanding for more than one year and less than two years, and 100% of accounts receivable balances outstanding for more than two years. The allowance for doubtful accounts as of December 31, 2012 and 2011 was $995,235 and $182,945, respectively.

ADVANCE PAYMENTS

The Company periodically makes advance payments to a number of media companies to acquire exclusive contracts for advertising coverage. The advance payments generally represent 5-10% of the contract price. When an advertisement is completed, related advance payments are debited to cost of sales according to the matching principle. The Company provides an allowance for doubtful accounts equal to the estimated uncollectible or unusable amounts. Periodically, management assesses performance and relationships as well as performs advance payment aging analysis to determine whether certain balances are deemed uncollectible or unusable. The Company reserves 5% of advance payment balances outstanding for more than one year and less than two years and 100% of advance payment balances outstanding for more than two years. The allowance for doubtful accounts as of December 31, 2012 and 2011 was $414,928 and $58,391, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS RECEIVABLE

Loans receivable consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. The allowance for loan losses reflects management’s best estimate of probable losses determined principally on the basis of historical experience. All accounts or portions thereof, which are deemed to be uncollectible or require an excessive collection cost are written off to the allowance for losses. The allowance for loan losses as of December 31, 2012 and 2011 was $139,224 and $165,157, respectively.

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

LONG-LIVED ASSETS

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” codified in ASC Topic 360-10-35, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the long-lived assets and their carrying value. For the years ended December 31, 2012 and 2011, no impairment loss has been recorded based on management’s assessment.

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

A valuation allowance is provided to reduce the carrying amount of deferred tax assets if it is considered more likely than not that some portion, or all, of the deferred tax assets will not be realized. No differences were noted between the book and tax bases of the Company’s assets and liabilities. Therefore, there are no deferred tax assets or liabilities for the years ended December 31, 2012 and 2011.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2012	December 31, 2011
Balance sheet items, except for stockholders’
equity items	RMB 1: US$0.15870	RMB 1: US$0.15740

Amounts included in the statements of
operations and comprehensive income,
and statements of cash flows	RMB 1: US$0.15865	RMB 1: US$0.15496

Stockholders’ equity items	Historical rate	Historical rate

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the manner in which entities test indefinite-lived intangible assets for impairment. The ASU permits an entity to first assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption to have a significant impact on its financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities (Topic 210). These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. The Company does not expect the adoption to have a significant impact on its financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220). ASU 2011-12 allows deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This update is effective at the same time as the amendments in ASU No. 2011-05. The adoption of this ASU will not have a material impact on the Company’s financial statements.

RECLASSIFICATION

Certain amounts as of December 31, 2011 were reclassified for presentation purposes.

NOTE 3 – ADVANCE PAYMENTS

As of December 31, 2012 and 2011, the outstanding advance payments, net to media vendors for advertising coverage were $19,486,219 and $14,389,042, respectively.

NOTE 4 – LOANS RECEIVABLE

As of December 31, 2012 and 2011, the Company had outstanding loans receivable, net to unrelated parties of $1,144,595 and $857,880, respectively. These loans are payable on demand, do not bear interest, and are made in good faith.

NOTE 5 – DUE FROM RELATED PARTIES

As of December 31, 2012, the Company had outstanding loans to related parties in the aggregate amount of $1,782,738. These loans are primarily made to two related entities, to accommodate their financing needs.  One loan of $952,200 was made to Chansha Beian cultural communications Co., Ltd., an entity owned by a member of immediate families of Guolin Yang, shareholder of the Company. The term is one year with the annual fixed interest rate of 8.0%. The other loan of $650,670 was made to Zhitongdaohe Movie and TV Production Co., Ltd., an entity owned by Hongdong Xu, shareholder of the Company. This loan is payable on demand, does not bear interest, and is made in good faith.

As of December 31, 2011, the Company had outstanding loans to related parties of $44,898. These loans are payable on demand, do not bear interest, and are made in good faith.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consists of the following:

	December 31, 2012	December 31, 2011

Office equipment and furniture	$ 206,918	$ 179,637
Vehicles	372,910	219,596
Vehicles – capital lease	-	150,259
Buildings and improvements	2,999,430	2,974,860
Subtotal	3,579,258	3,524,352
Less: accumulated depreciation	650,959	428,484

Total	$2,928,299	$3,095,868

Depreciation expense for the years ended December 31, 2012 and 2011 was $218,867 and $199,462, respectively. The capital lease obligation was paid off during 2012.

NOTE 7 – ADVANCE PAYMENTS FOR LONG-TERM INVESTMENT

On September 20, 2012, the WFOE entered into an agreement with Shanghai Dongyang Investment Management Co., Ltd. to form Beiwei Dongyang Corp (“Beiwei Dongyang”), a joint venture to be engaged in the business of transportation advertising. Pursuant to the agreement, the Company will hold 51% interest in the new joint venture, and is responsible for an initial investment of approximately $2,881,992. As of December 31, 2012, the Company made advance payments of approximately $2,587,984. (see Note 17)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011

Accounts payable	$ 1,750,405	$ 1,346,826
Accrued expenses	364,552	288,606

Total	$ 2,114,957	$ 1,635,432

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	December 31,	December 31,
	2012	2011
On August 8, 2011, the Company signed a loan agreement with Bank of
Changsha with a lien on the Company’s revenue. The loan was repaid in full on August 2, 2012 and the interest was calculated using annual fixed interest rate of 7.98%, paid monthly. The loan was insured by Hunan
Furong Surety for Small to Mid-size Enterprise, Ltd.	$ -	$314,800

On April 16, 2012, the Company signed a loan agreement with China
Construction Bank with a lien on the Company’s revenue. The loan is to be repaid in full on April 15, 2013 and the interest is calculated using
annual fixed interest rate of 8.0%, paid monthly.	$ 952,200	$ -

On September 6, 2012, the Company signed a loan agreement with Bank of Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on September 6, 2013 and the interest is calculated using annual fixed interest rate of 7.8%, paid monthly. The loan is insured by
Hunan Zhongda Surety Investment for Small to Mid-size Enterprise, Ltd.	$1,269,600	$ -

On September 27, 2012, the Company signed a loan agreement with Bank of Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on September 27, 2013 and the interest is calculated using annual fixed interest rate of 7.8%, paid monthly. The loan was guaranteed
by Guolin Yang, a shareholder of the Company.	$ 793,500	$ -

On December 25, 2012, the Company signed a loan agreement with
China Merchants Bank. The loan is to be repaid in full on
December 25, 2013 and the interest is calculated using annual fixed interest rate of 6.0%, paid monthly. The loan was guaranteed by Hunan
Beiwei International Media Consulting Co., Ltd., a subsidiary of the
Company, Guolin Yang, a shareholder of the Company, Hongdong Xu, a
shareholder of the Company.	$2,063,100	$ -

Total short-term bank loan	$5,078,400	$314,800

NOTE 10 – ADVANCES FROM CUSTOMERS

As of December 31, 2012 and 2011, the Company had advances from customers of $4,813,291 and $5,819,444, respectively. These advances are interest-free and unsecured.

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

The Company’s Chinese subsidiaries are governed by PRC’s Income Tax Law and are subject to statutory income tax rate of 25%. For the years ended December 31, 2012 and 2011, the income tax provision for the Company was $2,342,181 and $2,765,968, respectively.

NOTE 11 – INCOME TAXES (CONTINUED)

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

NOTE 12 – OTHER TAXES PAYABLE

Other taxes payable as of December 31, 2012 and 2011 consist of the follows:

	December 31, 2012	December 31, 2011

Business taxes payable	$1,855,542	$1,216,308
Fees and surcharges payable	1,128,769	672,558
Total	$2,984,311	$1,888,866

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

NOTE 13 – STOCK AUTHORIZATION AND ISSUANCE (CONTINUED)

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

NOTE 14 – WARRANTS LIABILITY

The fair value of the warrants liability as of December 31, 2012 was as following:

December 31, 2012
Series A Warrants issued on July 20, 2011, at fair value	$ 177,029
Series B Warrants issued on July 20, 2011, at fair value	174,938
Series C Warrants issued on July 20, 2011, at fair value	86,977
Series D Warrants issued on July 20, 2011, at fair value	86,977
Total	$ 525,921

The terms of these warrants issued on July 20, 2011, as described in Note 13, are as follows: (a) Series A warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.5 per share; (b) Series B warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.75 per share; (c) Series C warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share; and (d) Series D warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share. Pursuant to the agreement of these warrants, these warrants may be settled by physical or net share settlement at a choice of the holder. In addition, these warrants are subject to the Registration Rights Agreement as described in Note 13. Under such agreement, the Company agreed to pay liquidated damages to each investor at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of $615,000 in the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date. However, the penalties may not exceed an aggregate of 9% of $615,000. Since the Company has an absolute obligation to make cash payments to the holder of the warrants in the event the Company fails to make timely filings with the SEC, under FASB ASC 815 (formerly EITF 00-19), the series A, B, C, D warrants issued by the Company on July 20, 2011 are accounted for as liability. The Company used the Binomial model in calculating the fair market value of the Warrants. The principal assumptions used in the computation of the Warrants are: expected term of 5 years; a risk-free rate of return of 0.72%; dividend yield of zero percent; and a volatility of 243%.

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

	For the Years Ended
	December 31,
	2012	2011

Net income	$ 6,763,817	$ 7,843,628

Weighted average common shares
(denominator for basic earnings per share)	47,339,180	39,576,549

Effect of dilutive securities:
Common stock to be issued (see Note 13)	-	219,178

Weighted average common shares
(denominator for diluted earnings per share)	47,339,180	39,795,727

Basic earnings per share	$ 0.14	$ 0.20
Diluted earnings per share	$ 0.14	$ 0.20

For the years ended December 31, 2012 and 2011, the Company had 3,690,000 warrants that are potentially dilutive in future earnings per share calculations. Such dilution will be dependent on the excess of the market price of the Company’s stock over the exercise price and other components of the treasury stock method.

NOTE 16 – CONCENTRATIONS AND CREDIT RISKS

For the year ended December 31, 2012, one major media vendor accounted for approximately 78% of the Company’s cost for issuing advertisements. For the year ended December 31, 2011, three major media vendors accounted for approximately 60.8% of the Company’s cost for issuing advertisements. Total advertisements issued by these media vendors were $36,440,042 and $14,533,593 for the years ended December 31, 2012 and 2011, respectively.

Two major customers accounted for approximately 52.6% of the Company’s sales for the year ended December 31, 2012. Five major customers accounted for approximately 43.5% for the Company’s sales for the year ended December 31, 2011. Total sales to these customers were $31,404,794 and $15,612,131, for the years ended December 31, 2012 and 2011, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions where the Company maintains its cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17 – SUBSEQUENT EVENTS

On March 25, 2013, the WFOE formed under the laws of the PRC, Beiwei Dongyang, a joint venture to be engaged in the business of transportation advertising. Approximately 90% of the initial investment in the joint venture was made before December 31, 2012.