Form 10-K/A
period 2012-12-31
CHINA GLOBAL MEDIA INC
filed 2013-04-16
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to China Global Media Inc's Form 10-K (the “Report”) for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 15, 2013, is to furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Report. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Report.

Item 15. Exhibits and Financial Statement Schedules

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
April 15, 2013