Form 10-Q
period 2013-03-31
CHINA GLOBAL MEDIA INC
filed 2013-05-20
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for

the quarterly period ended March 31, 2013

      [  ]. TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

China Global Media, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

333-156457	04-3626788
(Commission File Number)	(I.R.S. Employer Identification No.)

25-26F Wanxiang Enterprise Building,

No.70 Station North Road,

Changsha, Hunan Province,

China, Postal Code: 410001
(Address of Principal Executive Office)

+86-731-89970899

(Issuer’s Telephone Number)

Copy of Communications To:

Bernard & Yam, LLP

401 Broadway Suite 1708

New York, NY 10013

Tel: 212-219-7783

Fax: 212-219-3604

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES  [X]  NO  [  ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ].	Accelerated filer	[ ].
Non-accelerated filer	[ ].	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  [  ].  NO  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,785,700 Shares of Common Stock as of March 31, 2013 and as of May 17, 2013.

CHINA GLOBAL MEDIA, INC.

FORM 10-Q

MARCH 31, 2013

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
Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA GLOBAL MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(UNAUDITED)

China Global Media, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 2,549,470	$ 5,581,867
Accounts receivable, net of allowance for doubtful accounts of $1,000,879
and $995,235 at March 31, 2013 and December 31, 2012, respectively	13,079,615	13,332,861
Advance payments, net	19,598,362	19,486,219
Loans receivable, net	1,151,086	1,144,595
Due from related parties	1,784,097	1,782,738
Bank loan security deposit	536,256	533,232
Other current assets	810,413	761,047
Total current assets	39,509,299	42,622,559

Property and equipment, net	2,905,840	2,928,299

Intangible assets, net	6,384,000	-

Advance payment for long-term investment	-	2,587,984

Total assets	$48,799,139	$48,138,842

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 1,009,205	$ 2,114,957
Short-term bank loans	6,543,600	5,078,400
Due to related party	1,663,734	-
Advances from customers	1,316,343	4,813,291
Income taxes payable	7,777,862	7,734,001
Other taxes payable	3,014,109	2,984,311
Due to shareholders	198,883	198,889
Other current liabilities	196,261	419,738
Total current liabilities	21,719,997	23,343,587

Warrants liability	550,344	525,921

Total liabilities	22,270,341	23,869,508

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.001 par value, 99,000,000 shares authorized,	49,786	47,486
49,785,700 and 43,485,700 shares issued and outstanding
at March 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	3,417,541	3,419,841
Statutory reserve	1,001,993	1,001,993
Retained earnings	19,284,100	19,133,596
Accumulated other comprehensive income	803,102	666,418
Total stockholders’ equity	24,556,522	24,269,334

Noncontrolling interest	1,972,276	-

Total liabilities and equity	$48,799,139	$48,138,842

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Sales	$ 12,953,919	$ 15,038,576

Cost of sales	12,205,248	11,965,970

Gross profit	748,671	3,072,606

Operating expenses:
Selling, general and administrative expenses	1,036,346	708,896
Total operating expenses	1,036,346	708,896

Income (loss) from operations	(287,675)	2,363,710

Other income (expenses):
Interest expense, net	(80,698)	(3,033)
Non-operating income, net	482,795	106,807
Change in fair value of warrants liability	(24,423)	263,544
Total other income	377,674	367,318

Income before provision for income taxes	89,999	2,731,028

Provision for income taxes	416	638,825

Net income	89,583	2,092,203

Less: net loss attributable to noncontrolling interest	(60,921)	-

Net income attributable to China Global Media, Inc.	$ 150,504	$ 2,092,203

Earnings per common share
Basic	$ 0.00	$ 0.04
Diluted	$ 0.00	$ 0.04

Weighted average number of common shares
outstanding
Basic	48,891,256	47,046,140
Diluted	48,891,256	47,776,779

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

For the Three Months Ended
March 31,
2013	2012

Net income	$ 89,583	$ 2,092,203

Other comprehensive income
Foreign currency translation adjustment	136,684	21,163

Total other comprehensive income	136,684	21,163

Total Comprehensive income	226,267	2,113,366

Less: Comprehensive loss attributable to the noncontrolling interest	(60,921)	-

Comprehensive income attributable to China Global Media, Inc.	$ 287,188	$ 2,113,366

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc.

Consolidated Statements of Cash Flows

(Unaudited)	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net Income	$ 89,583	$ 2,092,203
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	49,592	58,925
Change in fair value of warrants liability	24,423	(263,544)
Changes in current assets and current liabilities:
Accounts receivable	328,281	168,027
Advance payments	(1,633)	(1,531,443)
Other current assets	(44,971)	(76,063)
Accounts payable and accrued expenses	(1,115,378)	(808,931)
Due to related party	1,660,815	-
Advances from customers	(3,518,062)	(1,120,507)
Income taxes payable	-	638,825
Other taxes payable	12,852	124,901
Other current liabilities	(225,269)	3,716
Total adjustments	(2,829,350)	(2,806,094)

Net cash used in operating activities	(2,739,767)	(713,891)

Cash flows from investing activities:
Advance payment for long-term investment	804,151	-
Loans made to unrelated parties	-	136,568
Due from related parties	8,736	-
Acquisition of property and equipment	(10,594)	(15,586)
Acquisition of intangible assets	(2,549,120)	-

Net cash provided by (used in) investing activities	(1,746,827)	120,982

Cash flows from financing activities:
Proceeds from short-term bank loan	1,433,880	-

Net cash provided by financing activities	1,433,880	-

Effect of foreign currency translation on cash	20,317	(60,664)

Net decrease in cash and cash equivalents	(3,032,397)	(653,573)

Cash and cash equivalents – beginning	5,581,867	3,572,443

Cash and cash equivalents – ending	$ 2,549,470	$ 2,918,870
Supplemental schedule of non-cash activities:

Advances payment converted to intangible assets	$ 1,793,943	$ -
Intangible assets contributed from minority shareholder	$ 2,029,737	$ -
Capital lease payment made by a shareholder on behalf of the Company	$ -	$ 8,343
Conversion of APIC to common stock	$ -	$ 4,000

Supplemental disclosure information:
Cash paid for interest	$ 81,120	$ 3,033
Cash paid for income taxes	$ -	$ -

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

On March 25, 2013, the WFOE formed under the laws of the PRC, Beiwei Dongyang Corp (“Beiwei Dongyang”), a joint venture, with Shanghai Dongyang Investment Management Co., Ltd., (“Shanghai Dongyang”) to be engaged in the business of transportation advertising. In this new joint venture, the WFOE has 51% ownership and Shanghai Dongyang has 49% ownership. Approximately $2,112,583 of the initial investment in the joint venture was made by the WFOE before March 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

As disclosed in Note 1, Zhongte, North Latitude and Beichen are VIEs of the WFOE. VIEs are those entities in which the WFOE, through contractual arrangements, bears the risks of, and enjoys the rewards normally associated with ownership of the entities, and therefore the WFOE is the primary beneficiary of these entities. As a result, the VIEs are consolidated by the WFOE following the provision of ASC 810 "Consolidation of Variable Interest Entities" ("ASC 810"), and eventually consolidated into the Company’s financial statements. All inter-company transactions and balances have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Company does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION AND CONSOLIDATION (CONTINUED)

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from March 31, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

INTERIM FINANCIAL STATEMENTS

These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, as not all disclosures required by US GAAP for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited consolidated financial statements for the year ended December 31, 2012.

RISK AND UNCERTAINTIES

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be adversely influenced by the PRC’s political, economic and legal environments as well as by the general state of the PRC’s economy. Specifically, the Company's business may be negatively influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

INTANGIBLE ASSETS

Intangible assets are stated at cost. Intangible assets with finite life are amortized over their estimated useful life using straight-line method whereas intangible assets with infinite life are not subject to amortization. Impairment test is performed at a minimum once a year to determine possible impairment loss. Estimated useful life of intangible assets is as follows:

Estimated Useful Life

Patents

                                    10 years

IMPAIRMENT OF INTANGIBLE ASSETS

The Company applies the provisions of FASB ASC Topic 350 “Goodwill and Other Intangible Assets” which addresses how goodwill and other acquired intangible assets should be accounted for in financial statements. In this regard, the Company tests these intangible assets for impairment annually or more frequently if indicators of potential impairment are present. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated discounted future cash flows associated with it at a risk-free rate of interest.  Should the present value of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are stated at original invoice amount less allowance for doubtful accounts based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $1,000,879 and $995,235 as of March 31, 2013 and December 31, 2012, respectively.

NOTE 4 – ADVANCE PAYMENTS

As of March 31, 2013 and December 31, 2012, the advance payments to media vendors for advertising coverage amounted to $19,598,362 and $19,486,219, respectively.

NOTE 5 – LOANS RECEIVABLE

As of March 31, 2013 and December 31, 2012, the Company had outstanding loans to unrelated parties of $1,151,086 and $1,144,595, respectively.  These loans are payable on demand, do not bear interest, and are made in good faith.

NOTE 6 – DUE FROM RELATED PARTIES

Due from related parties as of March 31, 2013 and December 31, 2012 consists of the following:

Name of related party	March 31, 2013	December 31, 2012

Chansha Beian cultural communications Co., Ltd.,	$ 1,003,125	$ 952,200
Zhitongdaohe Movie and TV Production Co., Ltd.,	654,360	650,670
Other	126,612	179,868
Total	$1,784,097	$1,782,738

Chansha Beian cultural communications Co., Ltd., an entity owned by a member of immediate families of Guolin Yang, shareholder of the Company. The loan term is one year with the annual fixed interest rate of 8.0%.

Zhitongdaohe Movie and TV Production Co., Ltd., an entity owned by Hongdong Xu, shareholder of the Company. This loan is payable on demand, does not bear interest, and is made in good faith.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012

Office equipment and furniture	$ 218,705	$ 206,918
Vehicles	375,025	372,910
Buildings and improvements	3,016,440	2,999,430
Subtotal	3,610,170	3,579,258
Less: accumulated depreciation	704,330	650,959

Total	$2,905,840	$2,928,299

Depreciation expense was $49,592 and $58,925 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012

Patent	$6,384,000	$ -
Less: accumulated amortization	-	-

Total	$6,384,000	$ -

Shanghai Dongyang Management Co., Ltd., (“Shanghai Dongyang”) owned a patent for an advertising vehicle with an aggregate fair value of $6,384,000. The patent has a term of ten years starting from August 15, 2013. In March 2013, Shanghai Dongyang contributed this patent to the new joint venture Beiwei Dongyang in exchange for a 49% interest (valued approximately $2,029,737) in the joint venture. The remaining value of the patent of approximately $4,354,263 was sold to Beiwei Dongyang.

For the three months ended March 31, 2013 and 2012, no amortization expense was recorded.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012

Accounts payable	$ 763,103	$1,750,405
Accrued expenses	246,102	364,552

Total	$1,009,205	$2,114,957

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 10 – SHORT-TERM BANK LOAN

Short-term bank loan consists of the following:

	March 31,	December 31,
	2013	2012
On April 16, 2012, the Company signed a loan agreement with China
Construction Bank with a lien on the Company’s revenue. The loan was repaid in full on April 15, 2013 and the interest was calculated using
annual fixed interest rate of 8.0%, paid monthly.	$ 957,600	$ 952,200

On September 6, 2012, the Company signed a loan agreement with Bank of Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on September 6, 2013 and the interest is calculated using annual fixed interest rate of 7.56%, paid monthly. The loan is insured by
Hunan Zhongda Surety Investment for Small to Mid-size Enterprise, Ltd.	$1,276,800	$1,269,600

On September 27, 2012, the Company signed a loan agreement with Bank of Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on September 27, 2013 and the interest is calculated using annual fixed interest rate of 7.8%, paid monthly. The loan was guaranteed
by Guolin Yang, a shareholder of the Company.	$ 798,000	$ 793,500

NOTE 10 – SHORT-TERM BANK LOAN (CONTINUED)

	March 31,	December 31,
	2013	2012
On December 25, 2012, the Company signed a loan agreement with
China Merchants Bank. The loan is to be repaid in full on
December 25, 2013 and the interest is calculated using annual fixed interest rate of 6.0%, paid monthly. The loan was guaranteed by Hunan
Beiwei International Media Consulting Co., Ltd., a subsidiary of the
Company, Guolin Yang, a shareholder of the Company, Hongdong Xu, a
shareholder of the Company.	$2,074,800	$2,063,100

On January 23, 2013, the Company signed a loan agreement with China
Merchants Bank. The loan is to be repaid in full on January 23, 2014 and the interest was calculated using annual fixed interest rate of 6.6%, paid
monthly.	$ 319,200	$ -

On March 28, 2013, the Company signed a loan agreement with
China Merchants Bank. The loan is to be repaid in full on
March 28, 2014 and the interest is calculated using annual fixed
interest rate of 6.6%, paid monthly.	$1,117,200	$ -

Total short-term bank loan	$6,543,600	$5,078,400

NOTE 11– DUE TO RELATED PARTY

As of March 31, 2013 and December 31, 2012, the balance due to related party was $1,663,734 and $0, respectively. This amount is used to purchase patent from Shanghai Dongyang. All amounts are non-interest-bearing and unsecured.

NOTE 12 – ADVANCES FROM CUSTOMERS

As of March 31, 2013 and December 31, 2012, the Company had advances from customers of $1,316,343 and $4,813,291, respectively. These advances are interest-free and unsecured.

NOTE 13– INCOME TAXES

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

The Company’s Chinese subsidiaries are governed by PRC’s Income Tax Law and are subject to statutory income tax rate of 25%. For the three months ended March 31, 2013 and 2012, the income tax provision for the Company was $416 and $638,825, respectively.

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

NOTE 14– OTHER TAXES PAYABLE

Other taxes payable as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012

Business taxes payable	$1,938,261	$1,855,542
Fees and surcharges payable	1,075,848	1,128,769
Total	$3,014,109	$2,984,311

NOTE 15 – STOCK AUTHORIZATION AND ISSUANCE

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

Pursuant to the Subscription Agreements and the related Registration Rights Agreements, PUBCO has agreed to file a resale Registration Statement on Form S-1 within 45 days following the closing of the Subscription Agreements (“Required Filing Date”) registering the Purchased Securities (together the “Registrable Securities”) with the Securities and Exchange Commission (the “SEC”). In the event PUBCO fails to file the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date, PUBCO has agreed to pay liquidated damages to each investor. Liquidated damages begin accruing from and including the day following such Filing Default, until the date that the Registration Statement is filed, or declared effective, as applicable, at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of the Shares purchased by such investor pursuant to the Purchase Agreement.  However, the penalties may not exceed an aggregate of 9% of the total purchase price. As of March 31, 2013, the Company incurred $33,825 in registration rights liability and included such amount in other current liabilities in the accompanying consolidated financial statements.

Upon entering the Share Exchange Agreement and Purchase Agreement on July 20, 2011, PUBCO authorized the conversion of unpaid convertible promissory notes in the total amount of $5,870.20 into 5,870,200 shares of common stock, at the conversion price of $0.001 per share.

NOTE 15 – STOCK AUTHORIZATION AND ISSUANCE (CONTINUED)

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

NOTE 16 – WARRANTS LIABILITY

The fair value of the warrants liability as of March 31, 2013 was as following:

March 31, 2013
Series A Warrants issued on July 20, 2011, at fair value	$ 185,881
Series B Warrants issued on July 20, 2011, at fair value	182,849
Series C Warrants issued on July 20, 2011, at fair value	90,807
Series D Warrants issued on July 20, 2011, at fair value	90,807
Total	$ 550,344

The terms of these warrants issued on July 20, 2011, as described in Note 15, are as follows: (a) Series A warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.5 per share; (b) Series B warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.75 per share; (c) Series C warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share; and (d) Series D warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share. Pursuant to the agreement of these warrants, these warrants may be settled by physical or net share settlement at a choice of the holder. In addition, these warrants are subject to the Registration Rights Agreement as described in Note 15. Under such agreement, the Company agreed to pay liquidated damages to each investor at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of $615,000 in the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date. However, the penalties may not exceed an aggregate of 9% of $615,000. Since the Company has an absolute obligation to make cash payments to the holder of the warrants in the event the Company fails to make timely filings with the SEC, under FASB ASC 815 (formerly EITF 00-19), the series A, B, C, D warrants issued by the Company on July 20, 2011 are accounted for as liability. The Company used the Binomial model in calculating the fair market value of the Warrants. The principal assumptions used in the computation of the Warrants are: expected term of 5 years; a risk-free rate of return of 0.77%; dividend yield of zero percent; and a volatility of 237%.

NOTE 17 – EARNINGS PER SHARE

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

NOTE 17 – EARNINGS PER SHARE (CONTINUED)

	For the Three Months Ended March 31,
	2013	2012

Net income attributable to CGLO	$ 150,504	$ 2,092,203

Weighted average common shares
(denominator for basic earnings per share)	48,891,256	47,046,140

Effect of dilutive securities:
Warrants	-	730,639

Weighted average common shares
(denominator for diluted earnings per share)	48,891,256	47,776,779

Basic earnings per share	$ 0.00	$ 0.04
Diluted earnings per share	$ 0.00	$ 0.04

NOTE 18 – CONCENTRATIONS AND CREDIT RISKS

One major media vendor accounted for approximately 92% of the Company’s cost for issuing advertisements for the three months ended March 31, 2013. Two major media vendors accounted for approximately 92% of the Company’s cost for issuing advertisements for the three months ended March 31, 2012. Total advertisements issued by these media vendors were $11,269,713 and $11,030,492 for the three months ended March 31, 2013 and 2012, respectively.

One major customer accounted for approximately 76% for the Company’s sales for the three months ended March 31, 2013. Two major customers accounted for approximately 67% of the Company’s sales for the three months ended March 31, 2012. Total sales to these customers were $9,784,596 and $10,086,871 for the three months ended March 31, 2013 and 2012, respectively.

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

On March 25, 2013, the WFOE formed under the laws of the PRC, Beiwei Dongyang Corp (“Beiwei Dongyang”), a joint venture to be engaged in the business of transportation advertising. Approximately 90% (approximately $2,112,583) of the initial investment in the joint venture was made before March 31, 2013.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the quarter ended March 31, 2013 and 2012

The Quarters Ended March 31,	2013	2012
Sales	$12,953,919	$15,038,576
Cost of sales	$12,205,248	$11,965,970
Gross profit	$748,671	$3,072,606
Selling, general and administrative expenses	$1,036,346	$708,896
Other income (expense)	$377,674	$367,318
Income taxes	$416	$638,825
Net income	$89,583	$2,092,203
Less: net loss attributable to noncontrolling interest	(60,921)	-
Net income attributable to China Global Media, Inc.	150,504	2,092,203
Foreign currency translation adjustment	$136,684	$21,163
Comprehensive income attributable to China Global Media, Inc.	$287,188	$2,113,366

Sales:

Our sales for the quarter ended March 31, 2013 were $12,953,919, a decrease of $2,084,657, or 14% from our sales of $15,038,576 for the quarter ended March 31, 2012. This decrease was mainly due to our continued sales and marketing efforts to locate and develop new customers who contributed to the sales growth.

Sales generated by the portfolio of advertising media resources are as follows:

	The Quarter Ended March 31,
	2013		2012		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	11,927	92%	13,806	92%	(1,879)	(14%)
Radio	449	4%	556	4%	(107)	(19%)
Newspaper and magazine	136	1%	201	1%	(65)	(32%)
Exhibition and events	269	2%	141	1%	128	91%
Elevator door display	11	0%	50	0%	(39)	(78%)
Outdoor billboard	120	1%	174	1%	(54)	(31%)
Internet	42	0%	111	1%	(69)	(62%)
Total	12,954	100%	15,039	100%	(2,085)

The Company focused on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs.  Sales generated from TV advertisements decreased by $1.87 million due to expansion of our TV advertising business and more working capital was invested in securing more media coverage resources.

Cost of Sales:

Our cost of sales for the quarter ended March 31, 2013 was $12,205,248, an increase of $239,278 as compared to $11,965,970 for the quarter ended March 31, 2012. This increase was primarily due to the expansion of our business and more working capital was invested in securing more media coverage resources. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Quarter Ended March 31,
	2013		2012		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	11,555	94%	11,229	94%	326	29%
Radio	238	2%	343	3%	(105)	(31%)
Newspaper and magazine	108	1%	138	1%	(30)	(22%)
Exhibition and events	203	2%	82	1%	121	148%
Elevator door display	4	0%	18	0%	(14)	(78%)
Outdoor billboard	74	1%	110	1%	(36)	(33%)
Internet	23	0%	46	0%	(23)	(50%)
Total	12,205	100%	11,966	100%	239

Gross Profit:

As a result of the foregoing, we generated an operating profit of $748,671 for the quarter ended March 31, 2013, a $2,323,935 decrease from the comparable period in 2012. Gross profit rate decreased by 14% from 20% to 6%. The volatility in gross profit percentages is mainly due to the change of combinations of revenue from different media and the change of gross profit percentage of each advertising media resource. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Quarter Ended March 31,
	2013	2012	Variance

TV	3%	19%	-16%
Radio	47%	38%	9%
Newspaper and magazine	21%	31%	-10%
Exhibition and events	25%	42%	-17%
Elevator door display	65%	64%	1%
Outdoor billboard	38%	37%	1%
Internet	45%	59%	-14%

Gross profit percentage for TV decreased mainly due to the increased business competition in this industry. The advertisement coverage resource is stable since our vendors are stable. However, there are increasing advertising agents like us coming into the business. Gross profit percentage for TV decreased by 16%. We have to pay more to purchase the coverage right compared to previous period.  The gross profit percentage from  newspaper and magazine, exhibition and events and internet decreased compared to the same period last year due to the fact that we had less revenue generated from these three sources and those revenue sources in last year had a relatively high margin. The gross profit percentage from newspaper, exhibition and events and internet fluctuate quarter to quarter due to the fact that we are relatively new in these industries and the cost highly depends on the competition with other companies and the relationship with the media. When the sales from these media are limited, the gross margin fluctuated significantly.

Although sales from TV to total sales remains same percentage, gross margin percentage for sales from TV decreased by 16%, the overall gross profit decreased by 14%.

Operating Expenses:

 Operating expenses, including selling expenses and general and administrative expenses, were $1,036,346 for the quarter ended March 31, 2013 as compared to $708,896 for the quarter ended March 31, 2012, an increase of $327,450. The increase of these major expenses was mainly due to our expansion of business.

The primary changes in the operating expense include the following:

· Payroll and related expense increased by approximately $161,960, which was due to the expansion of our business that required more administrative and sales staff later year of 2012.

· Other expenses, including office, hospitality and other miscellaneous expenses increased by approximately $152,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $416 for the quarter ended March 31, 2013, comparing to $638,825 for the quarter ended March 31, 2012, a decrease of $638,409. Such decrease is due to the decreased income before taxes from operations.

Net Income:

We reported net income of $89,583 and $2,092,203 for the quarters ended March 31, 2013 and 2012, respectively. Basic and diluted earnings per common share were identical for quarter ended March 31, 2013, which were $ 0.00. For the quarter ended March 31, 2012, basic and diluted earnings per share were $0.04. This decrease was the result of the decrease in sales revenue and the increase in operating expenses due to our on-going investments and efforts in the business expansions. We believe that this trend will continue during our 2013 fiscal year and beyond.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $226,267 for the quarter ended March 31, 2013 as compared to $2,113,366 for the quarter ended March 31, 2012. The decrease of comprehensive income was mainly due to a decrease of our net income.

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

As of March 31, 2013, we had cash and cash equivalents of $2,549,470. Our current assets were $39,509,299 and our current liabilities were $21,719,997 as of March 31, 2012, which resulted in a current ratio of approximately 1.82:1.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Cash flows used in operating activities	(2,739,767)	(713,891)
Cash flows provided by (used in) investing activities	(1,746,827)	120,982
Cash flows provided by financing activities	1,433,880	-

Net cash used in operating activities increased by $2,025,876 for the three months ended March 31, 2013 compared to the net cash used in operating activities of $713,891 for the three months ended March 31, 2012. The decrease was mainly due to a decrease in advance from customers.

Net cash used in investing activities in the three months ended March 31, 2013 was $1,746,827 as compared to cash provided by investing activities of $120,982.  The increased net cash used in investing activities in 2013 was mainly due to the increased cash used for purchasing intangible assets.

Net cash provided by financing activities in the three months ended March 31, 2013 was $1,433,880 as compared to $nil in the same period of 2012. The increase was due to the two short-term bank loans proceed from China Merchants Bank.

Accounts Receivable, and Allowance for Doubtful Accounts.

Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Our standard collection term is three to six months.   We review our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. The Company reserves 5% of accounts receivable balances that have been outstanding for more than six months and less than one year, 20% of accounts receivable balances that have been outstanding for more than one year and less than two years, and 100% of accounts receivable balances that have been outstanding for more than two years. The collection of accounts receivable will substantially increase our liquidity and we will maintain the current level of accounts receivable balance in the near future. As of March 31, 2013, there was $8.62 million of accounts receivable that were aged more than 90 days.

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

With the expansion of our business, we expect that the advance payments to media will increase when we buy more advertising coverage on certain media.

As of March 31, 2013, the advance payments to our major vendors include:

Amount
Hunan radio and television advertising company	11,401,734
Golden Eagle 955 Radio Station	1,105,185
Changsha Haizhongjin Culture Co	2,308,987

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

Loan Facility

Loan payable $957,600 to China Construction Bank has a one-year term from April 16, 2012 to April 15, 2013 at a fixed interest rate of 8.0% per year.  The loan was guaranteed by our revenue.

Loan payable of $798,000 to Bank of Changsha has a one-year term from September 27, 2012 to September 26, 2013 at a fixed interest rate of 7.8% per year.  On September 6, 2012, the Company obtained a loan $1,276,800 from Bank of Changsha, due on September 5,2013 with annual fixed interest rate of 7.56%.  This loan has been insured by an unrelated company, Hunan Zhongda Surety Investment for Small to Mid-size Enterprise, Ltd

Loan payable $2,074,800 to China Merchants Bank has a one-year term from December 25, 2012 to December 25, 2013 at a fixed interest rate of 6.0% per year.  The loan was guaranteed by Hunan Beiwei, Guolin Yang, Hongdong Xu.

Loan payable $319,200 to China Merchants Bank has a one-year term from January 23, 2013 to January 23, 2014 at a fixed interest rate of 6.6% per year.

Loan payable $1,117,200 to China Merchants Bank has a one-year term from March 28, 2013 to March 28, 2014 at a fixed interest rate of 6.6% per year.

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

Intangible Assets

Intangible assets are stated at cost. Intangible assets with finite life are amortized over their estimated useful life using straight-line method whereas intangible assets with infinite life are not subject to amortization. Impairment test is performed at a minimum once a year to determine possible impairment loss. Estimated useful life of intangible assets is as follows:

Estimated Useful Life

Patents

                                        10 years

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

As of March 31, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management believes that the Company's internal control over financial reporting is effective.

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting during the fiscal quarter ended March 31, 2013.

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

SIGNATURES

China Global Media, Inc.
(Registrant) /s/ Guolin Yang Guolin Yang Title: President and Chief Executive Officer May 20, 2013