Form 10-Q/A
period 2013-03-31
CHINA GLOBAL MEDIA INC
filed 2013-06-13
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to China Global Media Inc's Form 10-Q (the “Report”) for the fiscal quarter ended March 31, 2013, as filed with the Securities and Exchange Commission on May 20, 2013, is to furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Report. This Amendment No. 1 to the Report does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Report.

ITEM 6.  EXHIBITS

(a)

Exhibits

31.1	Section 302 Certificate of Chief Executive Officer

31.2	Section 302 Certificate of Chief Financial Officer

32.1	Section 906 Certificate of Chief Executive Officer

32.2	Section 906 Certificate of Chief Financial Officer

101

The following materials formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

China Global Media, Inc.
(Registrant) /s/ Jun Liang Jun Liang

Title: Chief Financial Officer

                   June 12, 2013

4