Form 10-Q
period 2013-06-30
CHINA GLOBAL MEDIA INC
filed 2013-08-19
CIK 1450015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2013

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

YES  [  ].  NO  [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,785,700 Shares of Common Stock as of June 30, 2013 and as of August 17, 2013.

CHINA GLOBAL MEDIA, INC.

FORM 10-Q

JUNE 30, 2013

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
Item 6. Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CHINA GLOBAL MEDIA, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(UNAUDITED)

China Global Media, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,670,652	$ 5,581,867
Accounts receivable, net of allowance for doubtful accounts of $1,015,930
and $995,235 at June 30, 2013 and December 31, 2012, respectively	14,211,362	13,332,861
Advance payments, net	19,636,330	19,486,219
Loans receivable, net	1,071,196	1,144,595
Due from related parties	1,019,760	1,782,738
Bank loan security deposit	544,320	533,232
Other current assets	1,658,964	761,047
Total current assets	39,812,584	42,622,559

Property and equipment, net	2,897,036	2,928,299

Intangible assets, net	6,480,000	-

Advance payment for long-term investment	-	2,587,984

Total assets	$49,189,620	$48,138,842

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 1,086,131	$ 2,114,957
Short-term bank loans	5,670,000	5,078,400
Due to related party	1,688,752	-
Advances from customers	1,354,475	4,813,291
Income taxes payable	8,297,069	7,734,001
Other taxes payable	2,996,730	2,984,311
Due to shareholders	198,866	198,889
Other current liabilities	218,821	419,738
Total current liabilities	21,510,844	23,343,587

Warrants liability	530,908	525,921

Total liabilities	22,041,752	23,869,508

Equity
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.001 par value, 99,000,000 shares authorized,	49,786	47,486
49,785,700 and 47,485,700 shares issued and outstanding
at June 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	3,417,541	3,419,841
Statutory reserve	1,001,993	1,001,993
Retained earnings	19,510,517	19,133,596
Accumulated other comprehensive income	1,166,098	666,418
Total stockholders’ equity	25,145,935	24,269,334

Noncontrolling interest	2,001,933	-

Total liabilities and equity	$49,189,620	$48,138,842

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc.

Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$14,736,836	$16,279,823	$27,690,755	$31,318,399

Cost of sales	13,405,653	12,714,497	25,610,901	24,680,467

Gross profit	1,331,183	3,565,326	2,079,854	6,637,932

Operating expenses:
Selling, general and administrative expenses	740,773	682,401	1,777,119	1,391,297
Total operating expenses	740,773	682,401	1,777,119	1,391,297

Income from operations	590,410	2,882,925	302,735	5,246,635

Other income (expenses):
Interest expense, net	(94,715)	(4,015)	(175,413)	(7,048)
Non-operating income, net	108,897	7,767	591,692	114,574
Change in fair value of warrants liability	19,436	(18,155)	(4,987)	245,389
Total other income (expenses)	33,618	(14,403)	411,292	352,915

Income before provision for income taxes	624,028	2,868,522	714,027	5,599,550

Provision for income taxes	397,979	731,437	398,395	1,370,262

Net income	226,049	2,137,085	315,632	4,229,288

Less: net loss attributable to noncontrolling
interest	(368)	-	(61,289)	-

Net income attributable to China
Global Media, Inc.	$ 226,417	$2,137,085	$ 376,921	$4,229,288

Earnings per common share
Basic	$ 0.00	$ 0.05	$ 0.01	$ 0.09
Diluted	$ 0.00	$ 0.05	$ 0.01	$ 0.09

Weighted average number of common shares
outstanding
Basic	48,891,256	47,485,700	49.340.949	47,264,706
Diluted	48,891,256	47,485,700	49.340.949	47,315,337

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income	$226,049	$2,137,085	$ 315,632	$4,229,288

Other comprehensive income
Foreign currency translation adjustment	362,996	83,449	499,680	104,612

Total other comprehensive income	362,996	83,449	499,680	104,612

Total Comprehensive income	589,045	2,220,534	815,312	4,333,900

Less: Comprehensive loss attributable to the
noncontrolling interest	(368)	-	(61,289)	-

Comprehensive income attributable to China
Global Media, Inc.	$589,413	$ 2,220,534	$ 876,601	$ 4,333,900

The accompanying notes are an integral part of these consolidated financial statements

China Global Media, Inc.

Consolidated Statements of Cash Flows

	For the Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$ 315,632	$ 4,229,288
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	109,296	111,521
Change in fair value of warrants liability	4,987	(245,389)
Provision for registration rights liability	-	12,300
Changes in current assets and current liabilities:
Accounts receivable	(594,875)	(2,090,007)
Advance payments	252,376	462,077
Other current assets	(872,724)	(174,045)
Accounts payable and accrued expenses	(1,060,268)	(951,822)
Due to related party	1,670,822	-
Advances from customers	(3,521,118)	(3,878,753)
Income taxes payable	397,976	1,367,196
Other taxes payable	(49,110)	124,864
Other current liabilities	(206,723)	(7,090)
Total adjustments	(3,869,361)	(5,269,148)

Net cash used in operating activities	(3,553,729)	(1,039,860)

Cash flows from investing activities:
Advance payment for long-term investment	808,996	-
Loans made to unrelated parties	96,168	136,448
Due from related parties	791,556	-
Acquisition of property and equipment	(18,121)	(24,792)
Acquisition of intangible assets	(2,564,480)	-

Net cash provided by (used in) investing activities	(885,881)	111,656

Cash flows from financing activities:
Repayment of short-term bank loan	(961,680)	-
Proceeds from short-term bank loans	1,442,520	-

Net cash provided by financing activities	480,840	-

Effect of foreign currency translation on cash	47,555	12,742

Net decrease in cash and cash equivalents	(3,911,215)	(915,462)

Cash and cash equivalents – beginning	5,581,867	3,572,443

Cash and cash equivalents – ending	$1,670,652	$ 2,656,981

Supplemental schedule of non-cash activities:

Advances payment converted to intangible assets	$1,804,753	$ -
Intangible assets contributed from minority shareholder	$2,041,967	$ -
Capital lease payment made by a shareholder on behalf of the Company	$ -	$ 35,560
Conversion of additional paid-in capital to common stock	$ -	$ 4,000

Supplemental disclosure information:
Cash paid for interest	$ 176,316	$ 7,048
Cash paid for income taxes	$ -	$ -

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

BASIS OF PRESENTATION AND CONSOLIDATION (CONTINUED)

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

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

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable are stated at original invoice amount less allowance for doubtful accounts based on management’s periodic review of aging of outstanding balances and customer credit history. Allowance for doubtful accounts amounted to $1,015,930 and $995,235 as of June 30, 2013 and December 31, 2012, respectively.

NOTE 4 – ADVANCE PAYMENTS

As of June 30, 2013 and December 31, 2012, the outstanding advance payments to media vendors for advertising coverage were $19,636,330 and $19,486,219, respectively.

NOTE 5 – LOANS RECEIVABLE

As of June 30, 2013 and December 31, 2012, the Company had outstanding loans to unrelated parties of $1,071,196 and $1,144,595, respectively.  These loans are payable on demand, do not bear interest, and made in good faith.

NOTE 6 – DUE FROM RELATED PARTIES

Due from related parties as of June 30, 2013 and December 31, 2012 consists of the following:

Name of related party	June 30, 2013	December 31, 2012

Changsha Bei’an cultural communications Co., Ltd.,	$ 38,920	$ 952,200
Zhitongdaohe Movie and TV Production Co., Ltd.,	907,200	650,670
Other	73,640	179,868
Total	$1,019,760	$1,782,738

Chansha Beian cultural communications Co., Ltd., an entity owned by a member of immediate families of Guolin Yang, shareholder of the Company. The loan term is one year with the annual fixed interest rate of 8.0%.

Zhitongdaohe Movie and TV Production Co., Ltd., an entity owned by Hongdong Xu, shareholder of the Company. This loan is payable on demand, does not bear interest, and made in good faith.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012

Office equipment and furniture	$ 229,537	$ 206,918
Vehicles	380,664	372,910
Buildings and improvements	3,061,800	2,999,430
Subtotal	3,672,001	3,579,258
Less: accumulated depreciation	774,965	650,959

Total	$2,897,036	$2,928,299

Depreciation expense was $59,704 and $52,596 for the three months ended June 30, 2013 and 2012, respectively, and $109,296 and $111,521 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8 – INTANGIBLE ASSETS

Intangible assets as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012

Patent	$6,480,000	$ -
Less: accumulated amortization	-	-

Total	$6,480,000	$ -

Shanghai Dongyang Investment Management Co., Ltd., (“Shanghai Dongyang”) owned a patent for an advertising vehicle with an aggregate fair value of $6,480,000. The patent has a term of ten years starting from August 15, 2013. In March 2013, Shanghai Dongyang contributed this patent to the new joint venture Beiwei Dongyang in exchange for a 49% interest (valued approximately $2,041,967) in the joint venture. The remaining value of the patent of approximately $4,438,033 was sold to Beiwei Dongyang.

For the three months and six months ended June 30, 2013 and 2012, no amortization expense was recorded.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012

Accounts payable	$ 906,803	$1,750,405
Accrued expenses	179,328	364,552

Total	$1,086,131	$2,114,957

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 10 – SHORT-TERM BANK LOANS

Short-term bank loans consist of the following:

	June 30,	December 31,
	2013	2012
On April 16, 2012, the Company signed a loan agreement with China
Construction Bank with a lien on the Company’s revenue. The loan was repaid in full in April, 2013 and the interest was calculated using
annual fixed interest rate of 8.0%, paid monthly.	$ -	$ 952,200

On September 6, 2012, the Company signed a loan agreement with Bank of Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on September 6, 2013 and the interest is calculated using annual fixed interest rate of 7.56%, paid monthly. The loan is insured by
Hunan Zhongda Surety Investment for Small to Mid-size Enterprise, Ltd.	$1,296,000	$1,269,600

On September 27, 2012, the Company signed a loan agreement with Bank of Changsha with a lien on the Company’s revenue. The loan is to be repaid in full on September 27, 2013 and the interest is calculated using annual fixed interest rate of 7.8%, paid monthly. The loan was guaranteed
by Guolin Yang, a shareholder of the Company.	$ 810,000	$ 793,500

NOTE 10 – SHORT-TERM BANK LOANS (CONTINUED)

	June 30,	December 31,
	2013	2012
On December 25, 2012, the Company signed a loan agreement with
China Merchants Bank. The loan is to be repaid in full on
December 25, 2013 and the interest is calculated using annual fixed interest rate of 6.0%, paid monthly. The loan was guaranteed by Hunan
Beiwei International Media Consulting Co., Ltd., a subsidiary of the
Company, Guolin Yang, a shareholder of the Company, Hongdong Xu, a
shareholder of the Company.	$2,106,000	$2,063,100

On January 23, 2013, the Company signed a loan agreement with China
Merchants Bank. The loan is to be repaid in full on January 23, 2014 and the interest is calculated using annual fixed interest rate of 6.6%, paid
monthly.	$ 324,000	$ -

On March 28, 2013, the Company signed a loan agreement with
China Merchants Bank. The loan is to be repaid in full on
March 28, 2014 and the interest is calculated using annual fixed
interest rate of 6.6%, paid monthly.	$1,134,000	$ -

Total short-term bank loans	$5,670,000	$5,078,400

NOTE 11– DUE TO RELATED PARTY

As of June 30, 2013 and December 31, 2012, the balance due to related party was $1,688,752 and $0, respectively. This amount is used to purchase patent from Shanghai Dongyang. All amounts are non-interest-bearing and unsecured.

NOTE 12 – ADVANCES FROM CUSTOMERS

As of June 30, 2013 and December 31, 2012, the Company had advances from customers of $1,354,475 and $4,813,291, respectively. These advances are interest-free and unsecured.

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

The Company’s Chinese subsidiaries are governed by PRC’s Income Tax Law and are subject to statutory income tax rate of 25%. For the six months ended June 30, 2013 and 2012, the income tax provision for the Company was $398,395 and $1,370,262, respectively.

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

NOTE 14– OTHER TAXES PAYABLE

Other taxes payable as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012

Business taxes payable	$1,924,148	$1,855,542
Fees and surcharges payable	1,072,582	1,128,769
Total	$2,996,730	$2,984,311

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

On February 4, 2013, the Company issued a total of 2,300,000 shares of common stock to a group of Chinese individuals as part of the consideration for the cooperation with Shanghai Dongyang.

NOTE 16 – WARRANTS LIABILITY

The fair value of the warrants liability as of June 30, 2013 and December 31, 2012 were as following:

	June 30, 2013	December 31, 2012

Series A Warrants issued on July 20, 2011, at fair value	$ 180,147	$ 177,029
Series B Warrants issued on July 20, 2011, at fair value	176,275	174,938
Series C Warrants issued on July 20, 2011, at fair value	87,243	86,977
Series D Warrants issued on July 20, 2011, at fair value	87,243	86,977
Total	$ 530,908	$ 525,921

The terms of these warrants issued on July 20, 2011, as described in Note 15, are as follows: (a) Series A warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.5 per share; (b) Series B warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 1,230,000 shares of PUBCO’s common stock at an exercise price of $0.75 per share; (c) Series C warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share; and (d) Series D warrants, with an expected term of 5 years, entitle holders to purchase an aggregate of 615,000 shares of PUBCO’s common stock at an exercise price of $1.00 per share. Pursuant to the agreement of these warrants, these warrants may be settled by physical or net share settlement at a choice of the holder. In addition, these warrants are subject to the Registration Rights Agreement as described in Note 15. Under such agreement, the Company agreed to pay liquidated damages to each investor at a rate per month (or portion thereof) equal to 0.50% of the total purchase price of $615,000 in the event the Company has not filed the Registration Statement by the Required Filing Date, or the Registration Statement is not declared effective by the SEC within 120 days after the Required Filing Date. However, the penalties may not exceed an aggregate of 9% of $615,000. Since the Company has an absolute obligation to make cash payments to the holder of the warrants in the event the Company fails to make timely filings with the SEC, under FASB ASC 815 (formerly EITF 00-19), the series A, B, C, D warrants issued by the Company on July 20, 2011 are accounted for as liability. The Company used the Binomial model in calculating the fair market value of the Warrants. The principal assumptions used in the computation of the Warrants are: expected term of 5 years; a risk-free rate of return of 1.41%; dividend yield of zero percent; and a volatility of 226%.

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

	For the Three Months Ended June 30,
	2013	2012

Net income attributable to CGLO	$ 226,417	$ 2,137,085

Weighted average common shares
(denominator for basic earnings per share)	48,891,256	47,485,700

Effect of dilutive securities:
Warrants	-	-

Weighted average common shares
(denominator for diluted earnings per share)	48,891,256	47,485,700

Basic earnings per share	$ 0.00	$ 0.05
Diluted earnings per share	$ 0.00	$ 0.05

	For the six Months Ended June 30,
	2013	2012

Net income attributable to CGLO	$ 376,921	$ 4,229,288

Weighted average common shares
(denominator for basic earnings per share)	49,340,949	47,264,706

Effect of dilutive securities:
Warrants	-	50,631

Weighted average common shares
(denominator for diluted earnings per share)	49,340,949	47,315,337

Basic earnings per share	$ 0.01	$ 0.09
Diluted earnings per share	$ 0.01	$ 0.09

NOTE 18 – CONCENTRATIONS AND CREDIT RISKS

One major media vendor accounted for approximately 91% of the Company’s cost for issuing advertisements for the six months ended June 30, 2013. Five major media vendors accounted for approximately 91% of the Company’s cost for issuing advertisements for the six months ended June 30, 2012. Total advertisements issued by these media vendors were $23,179,930 and $22,439,230 for the six months ended June 30, 2013 and 2012, respectively.

One major customer accounted for approximately 70% for the Company’s sales for the six months ended June 30, 2013. Five major customers accounted for approximately 79% of the Company’s sales for the six months ended June 30, 2012. Total sales to these customers were $19,521,879 and $24,771,903 for the six months ended June 30, 2013 and 2012, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and result of operations contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section of the other reports we file with the Securities and Exchange Commission. Actual results may differ materially from those contained in any forward-looking statements

The following discussion and analysis of financial condition and results of operations relates to the operations and financial condition reported in the financial statements of China Global Media, Inc. for the periods ended June 30, 2013 and 2012 and should be read in conjunction with such financial statements and related notes included in this report and the Company’s Annual Report for the year ended December 31, 2012.

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

Results of Operations

The following table shows the results of operations of our business.

Comparison of the three months ended June 30, 2013 and 2012

The Quarters Ended June 30,	2013	2012
Sales	$14,736,836	$16,279,823
Cost of sales	$13,405,653	$12,714,497
Gross profit	$1,331,183	$3,565,326
Selling, general and administrative expenses	$740,773	$682,401
Other income (expenses)	$33,618	$(14,403)
Income taxes	$397,979	$731,437
Net income	$226,049	$2,137,085
Less: net loss attributable to noncontrolling interest	(368)	-
Net income attributable to China Global Media, Inc.	226,417	2,137,085
Foreign currency translation adjustment	$362,996	$83,449
Comprehensive income attributable to China Global Media, Inc.	$589,413	$2,220,534

Sales:

Our sales for the three months ended June 30, 2013 were $14,736,836, a decrease of $1,542,987, or 9% from our sales of $16,279,823 for the three months ended June 30, 2012. This decrease was mainly due to increased business competition in this industry, especially in television advertising.

Sales generated by the portfolio of advertising media resources are as follows:

	The Three Months Ended June 30,
	2013		2012		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	12,469	85%	14,388	88%	(1,919)	(13%)
Radio	1,007	7%	693	4%	314	45%
Newspaper and magazine	151	1%	116	1%	35	30%
Exhibition and events	901	6%	801	5%	100	12%
Elevator door display	36	0%	46	0%	(10)	(22%)
Outdoor billboard	51	0%	155	1%	(104)	(67%)
Internet	122	1%	80	1%	42	53%
Total	14,737	100%	16,279	100%	(1,542)

The Company focused on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs. Due to the TV advertising competition, our sales from TV advertisements decreased by $1.92 million.

Cost of Sales:

Our cost of sales for the three months ended June 30, 2013 was $13,405,653, an increase of $691,156 as compared to $12,714,497 for the three months ended June 30, 2012. This increase was primarily due to the expansion of our business and more working capital was invested in securing more media coverage resources. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Three Months Ended June 30,
	2013		2012		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	12,124	90%	11,441	90%	683	6%
Radio	581	5%	514	4%	67	13%
Newspaper and magazine	130	1%	95	1%	35	37%
Exhibition and events	440	3%	460	4%	(20)	(4%)
Elevator door display	13	0%	18	0%	(5)	(28%)
Outdoor billboard	28	0%	128	1%	(100)	(78%)
Internet	90	1%	58	0%	32	55%
Total	13,406	100%	12,714	100%	692

Gross Profit:

As a result of the foregoing, we generated an operating profit of $1,331,183 for the three months ended June 30, 2013, a $2,234,143 decrease from the comparable period in 2012. Gross profit rate decreased by 13% from 22% to 9%. The volatility in gross profit percentages is mainly due to the change of combinations of revenue from different media and the change of gross profit percentage of each advertising media resource. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Three Months Ended June 30,
	2013	2012	Variance

TV	3%	20%	-17%
Radio	42%	26%	16%
Newspaper and magazine	14%	18%	-4%
Exhibition and events	51%	43%	8%
Elevator door display	64%	61%	3%
Outdoor billboard	45%	17%	28%
Internet	26%	28%	-2%

Gross profit percentage for TV decreased mainly due to the increased business competition in this industry. The advertisement coverage resource is stable since our vendors are stable. However, there are increasing advertising agents like us coming into the business. Gross profit percentage for TV decreased by 17%. We have to pay more to purchase the coverage right compared to previous period.  The gross profit percentage from newspaper and magazine and internet also decreased compared to the same period last year. The gross profit percentage from newspaper and internet fluctuate quarter to quarter due to the fact that we are relatively new in these industries and the cost highly depends on the competition with other companies and the relationship with the media. When the sales from these media are limited, the gross margin fluctuated significantly.

Although sales from TV to total sales remains almost the same percentage, gross margin percentage for sales from TV decreased by 17%, and the overall gross profit decreased by 13%.

Operating Expenses:

  Operating expenses, including selling expenses and general and administrative expenses, were $740,773 for the three months ended June 30, 2013 as compared to $682,401 for the three months ended June 30, 2012, an increase of $58,372.

Income Taxes:

Our income taxes were $397,979 for the three months ended June 30, 2013, comparing to $731,437 for the three months ended June 30, 2012, a decrease of $333,458. Such decrease is due to the decreased income before taxes from operations.

Net Income:

We reported net income of $226,049 and $2,137,085 for the three months ended June 30, 2013 and 2012, respectively. Basic and diluted earnings per common share were identical for three months ended June 30, 2013, which were $ 0.00. For the three months ended June 30, 2012, basic and diluted earnings per share were $0.05. This decrease was the result of the decrease in sales revenue and the increase in operating expenses due to our on-going investments and efforts in the business expansions. We believe that this trend will continue during our 2013 fiscal year and beyond.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $589,045 for the three months ended June 30, 2013 as compared to $2,220,534 for the three months ended June 30, 2012. The decrease of comprehensive income was mainly due to a decrease of our net income.

Comparison of the six months ended June 30, 2013 and 2012

The Six Months Ended June 30,	2013	2012
Sales	$27,690,755	$31,318,399
Cost of sales	$25,610,901	$24,680,467
Gross profit	$2,079,854	$6,637,932
Selling, general and administrative expenses	$1,777,119	$1,391,297
Other income (expense)	$411,292	$352,915
Income taxes	$398,395	$1,370,262
Net income	$315,632	$4,229,288
Less: net loss attributable to noncontrolling interest	(61,289)	-
Net income attributable to China Global Media, Inc.	376,921	4,229,288
Foreign currency translation adjustment	$499,680	$104,612
Comprehensive income attributable to China Global Media, Inc.	$876,601	$4,333,900

Sales:

Our sales for the six months ended June 30, 2013 were $27,690,755, a decrease of $3,627,644, or 12% from our sales of $31,318,399 for the six months ended June 30, 2012. This decrease was mainly due to increased business competition in this industry, especially in television advertising.

Sales generated by the portfolio of advertising media resources are as follows:

	The Six Months Ended June 30,
	2013		2012		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	sales	(in '000 USD)	sales	(in '000 USD)%
TV	24,396	88%	28,194	90%	(3,798)	(13%)
Radio	1,456	5%	1,249	4%	207	17%
Newspaper and magazine	287	1%	317	1%	(30)	(9%)
Exhibition and events	1,170	4%	942	3%	228	24%
Elevator door display	47	0%	96	0%	(49)	(51%)
Outdoor billboard	171	1%	329	1%	(158)	(48%)
Internet	164	1%	191	1%	(27)	(14%)
Total	27,691	100%	31,318	100%	(3,627)

The Company focused on the expansion of TV advertising coverage and more working capital has been invested in a buy-out of advertising coverage for a certain period of time on TV programs. Our sales decrease was mainly due to the decrease in TV advertising revenue. Due to the business competition, our sales generated from TV advertisements decreased by $3.8 million

Cost of Sales:

Our cost of sales for the six months ended June 30, 2013 was $25,610,901, an increase of $930,434 as compared to $24,680,467 for the six months ended June 30, 2012. This increase was primarily due to the expansion of our business and more working capital was invested in securing more media coverage resources. Our cost of sales consists primarily of expenses associated with the service, including fees paid to third parties for advertisements.

Cost of sales from portfolio of advertising media resources is as follows:

	The Six Months Ended June 30,
	2013		2012		Variance
	Amount	% to total	Amount	% to total	Amount
	(in '000 USD)	cost	(in '000 USD)	cost	(in '000 USD)%
TV	23,679	92%	22,670	92%	1,009	4%
Radio	819	3%	857	3%	(38)	(4%)
Newspaper and magazine	238	1%	233	1%	5	2%
Exhibition and events	643	3%	542	2%	101	19%
Elevator door display	17	0%	36	0%	(19)	(53%)
Outdoor billboard	102	0%	238	1%	(136)	(57%)
Internet	113	1%	103	1%	10	10%
Total	25,611	100%	24,679	100%	932

Gross Profit:

As a result of the foregoing, we generated an operating profit of $2,079,854 for the six months ended June 30, 2013, a $4,558,078 decrease from the comparable period in 2012. Gross profit rate decreased by 13% from 21% to 8%. The volatility in gross profit percentages is mainly due to the change of combinations of revenue from different media and the change of gross profit percentage of each advertising media resource. Gross profit percentage from the portfolio of advertising media resources is as follows:

	The Six Months Ended June 30,
	2013	2012	Variance

TV	3%	20%	-17%
Radio	44%	31%	13%
Newspaper and magazine	17%	26%	-9%
Exhibition and events	45%	42%	3%
Elevator door display	64%	63%	1%
Outdoor billboard	40%	28%	12%
Internet	31%	46%	-15%

Gross profit percentage for TV decreased mainly due to the increased business competition in this industry. The advertisement coverage resource is stable since our vendors are stable. However, there are increasing advertising agents like us coming into the business. Gross profit percentage for TV decreased by 17%. We have to pay more to purchase the coverage right compared to previous period.  The gross profit percentage from newspaper and magazine and internet decreased compared to the same period last year due to the fact that we had less revenue generated from these three sources and those revenue sources in last year had a relatively high margin. The gross profit percentage from newspaper and internet fluctuate quarter to quarter due to the fact that we are relatively new in these industries and the cost highly depends on the competition with other companies and the relationship with the media. When the sales from these media are limited, the gross margin fluctuated significantly.

Although sales from TV to total sales remains almost the same percentage, gross margin percentage for sales from TV decreased by 17%, and the overall gross profit decreased by 13%.

Operating Expenses:

Operating expenses, including selling expenses and general and administrative expenses, were $1,777,119 for the six months ended June 30, 2013 as compared to $1,391,297 for the six months ended June 30, 2012, an increase of $385,822. The increase of these major expenses was mainly due to our expansion of business.

The primary changes in the operating expense include the following:

• Payroll and related expense increased by approximately $242,595, which was due to the expansion of our business that required more administrative and sales staff later year of 2012.

• Other expenses, including office, hospitality and other miscellaneous expenses increased by approximately $143,000 due to the expansion of our business and operation.

Income Taxes:

Our income taxes were $398,395 for the six months ended June 30, 2013, comparing to $1,370,262 for the six months ended June 30, 2012, a decrease of $971,867. Such decrease is due to the decreased income before taxes from operations.

Net Income:

We reported net income of $315,632 and $4,229,288 for the six months ended June 30, 2013 and 2012, respectively. Basic and diluted earnings per common share were identical for six months ended June 30, 2013, which were $ 0.01. For the six months ended June 30, 2012, basic and diluted earnings per share were $0.09. This decrease was the result of the decrease in sales revenue and the increase in operating expenses due to our on-going investments and efforts in the business expansions. We believe that this trend will continue during our 2013 fiscal year and beyond.

Comprehensive income:

Comprehensive income, which adds the currency adjustment to net income, was $815,312 for the six months ended June 30, 2013 as compared to $4,333,900 for the six months ended June 30, 2012. The decrease of comprehensive income was mainly due to a decrease of our net income.

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

As of June 30, 2013, we had cash and cash equivalents of 1,670,652. Our current assets were $39,812,584 and our current liabilities were $21,510,844 as of June 30, 2013, which resulted in a current ratio of approximately 1.85:1.

The following table sets forth a summary of our cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2013	2012
Cash flows provided by (used in) operating activities	(3,553,729)	(1,039,860)
Cash flows provided by (used in) investing activities	(885,881)	111,656
Cash flows provided by (used in) financing activities	480,840	-

Net cash used in operating activities increased by $2,513,869 for the six months ended June 30, 2013 compared to the net cash used in operating activities of $1,039,860 for the six months ended June 30, 2012. The increase in cash used in operating activities was mainly due to a decrease in net income.

Net cash used in investing activities in the six months ended June 30, 2013 was $885,881 as compared to cash provided by investing activities of $111,656. The increased net cash used in investing activities in 2013 was mainly due to the increased cash used for purchasing intangible assets.

Net cash provided by financing activities in the six months ended June 30, 2013 was $480,840 as compared to $nil in the same period of 2012. The increase was mainly due to the two short-term bank loans proceeds from China Merchants Bank.

Accounts Receivable, and Allowance for Doubtful Accounts.

Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Our standard collection term is three to six months.   We review our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. The Company reserves 5% of accounts receivable balances that have been outstanding for more than six months and less than one year, 20% of accounts receivable balances that have been outstanding for more than one year and less than two years, and 100% of accounts receivable balances that have been outstanding for more than two years. The collection of accounts receivable will substantially increase our liquidity and we will maintain the current level of accounts receivable balance in the near future. As of June 30, 2013, there was $10.37 million of accounts receivable that were aged more than 90 days.

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

With the expansion of our business, we expect that the advance payments to media will increase when we buy more advertising coverage on certain media.

As of June 30, 2013, the advance payments to our major vendors include:

Amount
Hunan radio and television advertising company	10,173,770
Golden Eagle 955 Radio Station	1,122,712
Changsha Haizhongjin Culture Co	2,343,709

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

Loan Facility

Loan payable of $810,000 to Bank of Changsha has a one-year term from September 27, 2012 to September 27, 2013 at a fixed interest rate of 7.8% per year.  On September 6, 2012, the Company obtained a loan of $1,296,000 from Bank of Changsha, due on September 6, 2013 with annual fixed interest rate of 7.56%. This loan has been insured by an unrelated company, Hunan Zhongda Surety Investment for Small to Mid-size Enterprise, Ltd

Loan payable of $2,106,000 to China Merchants Bank has a one-year term from December 25, 2012 to December 25, 2013 at a fixed interest rate of 6.0% per year. The loan was guaranteed by Hunan Beiwei, Guolin Yang, and Hongdong Xu.

Loan payable of $324,000 to China Merchants Bank has a one-year term from January 23, 2013 to January 23, 2014 at a fixed interest rate of 6.6% per year.

Loan payable of $1,134,000 to China Merchants Bank has a one-year term from March 28, 2013 to March 28, 2014 at a fixed interest rate of 6.6% per year.

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

As of June 30, 2013, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management believes that the Company's internal control over financial reporting is effective.

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

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no change in our internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting during the fiscal quarter ended June 30, 2013.

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

August 19, 2013