Form 10-Q/A
period 2013-06-30
CHINA GLOBAL MEDIA INC
filed 2013-09-16
CIK 1450015

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to China Global Media Inc's Form 10-Q (the “Report”) for the fiscal quarter ended June 30, 2013, as filed with the Securities and Exchange Commission on August 19, 2013, is to furnish Exhibit 101 to the Report in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Report formatted in XBRL (eXtensible Business Reporting Language).

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

September 13, 2013

4